Form 10QSB
period 2001-06-30
FIRST WASHINGTON FINANCIAL CORP
filed 2001-08-14
CIK 1137679

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ________________

                         Commission file number
                                                -------

                         FIRST WASHINGTON FINANCIALCORP
             (Exact name of Registrant as Specified in Its Charter)

                                   NEW JERSEY
         (State or other jurisdiction of incorporation or organization)

                                   52-2150671
                     (I.R.S. Employer Identification Number)

                           US ROUTE 130 & MAIN STREET
                            WINDSOR, NEW JERSEY 08561
                    (Address of Principal Executive Offices)

                                 (609) 426-1000
                (Issuer's Telephone Number, including area code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes           No    X
                                       ------       -------
As of August 1, 2001 there were 2,569,371 shares of common stock, no par value, outstanding.

                         FIRST WASHINGTON FINANCIALCORP
                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                         Page(s)

Item 1.     Financial Statements
            Consolidated Balance Sheet (unaudited) - at June 30, 2001 and December 31, 2000                   1

            Consolidated Income Statement (unaudited) - Six  months ended June 30, 2001 and 2000              2

            Changes in Stockholder Equity - Six Months ended June 30, 2001                                    3

            Consolidated Statement of Cash Flows (unaudited) - Six months ended June 30, 2001 and 2000        4

            Notes to Consolidated Financial Statements (unaudited)                                            5-6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations             7-12

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                        13

            Item 2.  Changes in Securities and Use of Proceeds                                                13

            Item 3.  Defaults Upon Senior Securities                                                          13

            Item 4.  Submission of Matters to a Vote of Security Holders                                      13

            Item 5.  Other Information                                                                        13

            Item 6.  Exhibits and Reports on Form 8-K                                                         13

                          Signature Page                                                                      14


                  FIRST WASHINGTON FINANCIALCORP
                    Consolidated Balance Sheet

                                                                                June 30,               December 31,
                                                                                  2001                     2000
                                                                              ------------             ------------
                                                                               (unaudited)
ASSETS
  Cash and due from banks                                                     $ 10,576,019             $  8,309,870
  Federal funds sold                                                             7,380,000                2,400,000
                                                                              ------------             ------------
    Total cash and cash equivalents                                             17,956,019               10,709,870

  Interest bearing deposits with banks                                             382,000                  476,000
  Investment securities available-for-sale                                      33,046,372               38,776,008
  Investment securities held-to-maturity                                        18,808,080               13,957,646
  Mortgage-backed securities available-for-sale                                 47,757,380               47,555,701
  Loans, net                                                                   173,328,766              152,860,409
  Premises and equipment, net                                                    6,210,096                6,455,471
  Accrued interest receivable                                                    1,846,024                1,798,138
  Deferred tax asset, net                                                          471,359                  903,722
  Other assets                                                                   1,318,123                  782,232
                                                                              ------------             ------------
                           Total assets                                       $301,124,219             $274,275,197
                                                                              ============             ============
LIABILITIES
  Deposits
     Non-interest bearing - demand                                            $ 45,845,878             $ 41,435,236
     Interest bearing - demand                                                  27,212,743               23,190,157
     Savings and money market                                                   48,147,783               41,416,213
     Certificates of deposit, under $100,000                                   133,017,453              134,946,632
     Certificates of deposit, $100,000 and over                                  8,784,320                5,697,140
                                                                              ------------             ------------
                          Total deposits                                       263,008,177              246,685,378

  Securities sold under agreements to repurchase                                 9,320,051                5,755,165
  FHLB advances                                                                  7,500,000                2,500,000
  Accrued interest payable                                                         355,919                  435,819
  Other liabilities                                                                757,287                  767,925
                                                                              ------------             ------------
                            Total other liabilities                             17,933,257                9,458,909

                         Total liabilities                                     280,941,434              256,144,287
                                                                              ------------             ------------
STOCKHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value;
     2,569,371 issued and outstanding at June 30, 2001 and December 31, 2000    16,945,203               16,945,203
  Retained Earnings                                                              2,571,265                1,322,348
  Accumulated other comprehensive income (loss)                                    666,317                 (136,641)
                                                                              ------------             ------------
                         Total stockholders' equity                             20,182,785               18,130,910
                                                                              ------------             ------------
                            Total liabilities and stockholders' equity        $301,124,219             $274,275,197
                                                                              ============             ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income
                                   (unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
                                                             2001         2000         2001         2000
                                                          ----------   ----------   ----------   ----------
INTEREST INCOME
  Loans, including fees                                   $3,548,499   $3,045,063   $6,895,875   $5,972,157
  Investment and mortgage-backed securities                1,378,945    1,274,024    2,820,865    2,530,239
  Federal funds sold                                         106,445      141,117      216,908      240,174
  Deposits with banks                                          7,495        1,177       15,572        2,800
                                                          ----------   ----------   ----------   ----------
                       Total interest income               5,041,383    4,461,381    9,949,220    8,745,371
                                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Deposits                                                 2,397,270    2,128,642    4,962,878    4,128,069
  Borrowed funds                                             127,092      124,072      233,630      206,548
                                                          ----------   ----------   ----------   ----------
     Total interest expense                                2,524,362    2,252,714    5,196,508    4,334,617
                                                          ----------   ----------   ----------   ----------
                       Net interest income                 2,517,022    2,208,668    4,752,712    4,410,754

PROVISION FOR LOAN LOSSES                                     85,000       60,000      150,000      105,000
                                                          ----------   ----------   ----------   ----------
                 Net interest income after provision
                    for loan losses                        2,432,022    2,148,668    4,602,712    4,305,754

NON-INTEREST INCOME
  Service fees on deposit accounts                           287,101      220,388      572,904      443,067
  Other service charges and fees                              27,068       32,794       56,854       65,792
  Net gains on sale of investment and mortgage-backed
     securities                                                    0            0       20,178            0
  Fee income on sales of mortgages                            67,522       47,982       90,567       89,937
  Other                                                       23,957       29,604       48,570       68,641
                                                          ----------   ----------   ----------   ----------
                      Total non-interest income              405,648      330,768      789,072      667,438
                                                          ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
  Salaries                                                   915,907      850,374    1,791,713    1,659,670
  Employee benefits                                          194,219      170,727      387,695      349,043
  Occupancy expense                                          238,110      209,993      465,267      450,061
  Other                                                      670,934      632,820    1,261,886    1,318,281
                                                          ----------   ----------   ----------   ----------
Total non-interest expense                                 2,019,171    1,863,913    3,906,561    3,777,055
                                                          ----------   ----------   ----------   ----------
                       Income before income tax expense      818,499      615,523    1,485,224    1,196,137

INCOME TAX EXPENSE                                           156,000       68,577      236,308      120,185
                                                          ----------   ----------   ----------   ----------
                       NET INCOME                         $  662,499   $  546,946   $1,248,916   $1,075,952
                                                          ==========   ==========   ==========   ==========
PER SHARE DATA
  NET INCOME - BASIC                                      $     0.26   $     0.21   $     0.49   $     0.42
                                                          ==========   ==========   ==========   ==========
  NET INCOME - DILUTED                                    $     0.25   $     0.20   $     0.47   $     0.40
                                                          ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                         Changes in Stockholders' Equity
                       For Six Months Ended June 30, 2001
                                   (unaudited)

                                                                               Accumulated
                                                                                  other                                Total
                                                Common           Retained     comprehensive    Comprehensive       Stockholder's
                                                Stock            earnings     income (loss)        Income              Equity
                                             ------------       ----------     -----------     -------------       -------------
Balance at December 31, 2000                 $ 16,945,203       $1,322,348      $(136,641)                          $ 18,130,910
                                             ------------       ----------      ---------       -----------         ------------

Net Income                                                         586,418                          586,418              586,418

Other comprehensive income, net
  of reclassification adjustments/taxes                                           737,751           737,751              737,751
Total Comprehensive Income                                                                      $ 1,324,169
                                             ------------       ----------      ---------       -----------         ------------
Balance at March 31, 2001                    $ 16,945,203       $1,908,766      $ 601,110                           $ 19,455,079
                                             ============       ==========      =========       ===========         ------------
Net Income                                                         662,499                          662,499              662,499

Other comprehensive income, net
  of reclassification adjustments/taxes                                            65,207            65,207               65,207
Total Comprehensive Income                                                                      $   727,695
                                             ------------       ----------      ---------       -----------         ------------
Balance at June 30, 2001                     $ 16,945,203       $2,571,265      $ 666,317                           $ 20,182,785
                                             ============       ==========      =========       ===========         ============

                      FIRST WASHINGTON FINANCIALCORP
                   Consolidated Statement of Cash Flows
                                (unaudited)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                         -----------------------------------
                                                                                            2001                    2000
                                                                                         -----------             -----------
OPERATING ACTIVITIES
Net Income                                                                               $ 1,248,916             $ 1,075,952
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                             279,288                 271,010
   Provisions for loan losses                                                                150,000                 105,000
   Gains on sales of investment securities                                                   (20,178)                      -
   Amortization of premium on investment securities                                           34,487                  44,213
   Amortization of premium on mortgage-backed securities                                      55,803                  70,172
   Accretion of discount on investment securities                                             (3,094)                 (3,527)
   Accretion of discount on mortgage-backed securities                                       (84,706)                (66,067)
   Increase in accrued interest receivable                                                   (47,886)                (75,700)
   Increase (decrease) in other assets                                                      (815,373)                168,152
   Increase (decrease) in accrued interest payable                                           (79,900)                 20,141
   Increase (decrease) in other liabilities                                                  (10,638)                 11,258
                                                                                         -----------             -----------
Net cash provided by operating activities                                                    706,719               1,620,605
                                                                                         -----------             -----------
INVESTING ACTIVITIES
   Maturities (purchases) of interest bearing deposits with banks                             94,000                  93,000
   Purchases of investment securities available-for-sale                                    (400,803)             (4,067,900)
   Purchases of investment securities held-to-maturity                                   (10,504,451)             (2,497,734)
   Purchases of mortgage-backed securities available-for-sale                             (7,296,109)             (3,306,532)
   Proceeds from sales of investments securities available-for-sale
     and held-to-maturity                                                                    595,779                       -
   Proceeds from sales of mortgage-backed securities available-for-sale                            -                       -
   Proceeds from maturities of investments securities available-for-sale                   6,105,380               2,779,165
   Proceeds from maturities of investments securities held-to-maturity                     5,604,500                 310,000
   Repayment of principal on investment securities available-for-sale                      1,838,914                  76,576
   Repayment of principal on mortgage-backed securities available-for-sale                 5,966,804               4,238,521
   Net increase in loans                                                                 (20,318,357)             (3,886,094)
   Purchase of premises and equipment                                                        (33,913)             (1,103,025)
                                                                                         -----------             -----------
Net cash used in investing activities                                                    (18,348,256)             (7,364,023)
                                                                                         -----------             -----------
FINANCING ACTIVITIES
   Issuance of common stock                                                                        -                       -
   Payment for fractional shares                                                                   -                       -
   Net increase in demand deposits and savings accounts                                   15,164,798               8,043,989
   Net increase in certificate of deposits                                                 1,158,001               5,468,623
   Net increase (decrease) in borrowed funds                                               8,564,886               1,212,617
                                                                                         -----------             -----------
Net cash used in financing activities                                                     24,887,686              14,725,228
                                                                                         -----------             -----------
Net (decrease) increase in cash and cash equivalents                                       7,246,149               8,981,810
Cash and cash equivalents, beginning of year                                              10,709,870              11,968,620
                                                                                         -----------             -----------
Cash and cash equivalents, end of year                                                   $17,956,019             $20,950,430
                                                                                         ===========             ===========


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
               Six months ended June 30, 2001 and 2000 (unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    First Washington FinancialCorp (the Company) was formed to operate as a bank holding company. Concurrently with its formation in 1998, the Company issued one share of its common stock in exchange for one share of common stock of First Washington State Bank (the Bank). The formation of the holding company called for a conversion of par value from $5.00 to no par value.


    The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its eleven branches in Mercer, Ocean, and Monmouth Counties, New Jersey.


    1.  Basis of Financial Statement Presentation

    The financial statements as of June 30, 2001, and for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements

    On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications in accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all existing goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In the event of impairment, the value of goodwill or intangible assets will be written down to its then fair value. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

    On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operation.

    3.  Comprehensive Income

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                                June 30, 2001                       June 30, 2000
                                                 ---------------------------------------  ------------------------------------
                                                  Before tax        Tax      Net of tax   Before tax      Tax      Net of tax
                                                   amount         Expense      amount       amount      Expense      amount
                                                 ------------ -------------- -----------  ------------ -----------------------
                                                                (unaudited)                            (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses)
     arising during period                        $1,255,575      $(439,451)  $ 816,124    $ (217,368)  $ 76,079    $(141,289)
  Less reclassification adjustment for gains
     realized in net income                          (20,178)         7,062     (13,116)            -          -            -
                                                  ----------      ---------   ---------    ----------   --------    ---------
Other comprehensive income (loss), net            $1,235,397      $(432,389)  $ 802,958    $ (217,368)  $ 76,079    $(141,289)
                                                  ==========      =========   =========    ===========  ========    =========


NOTE B - EARNINGS PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               For the six months ended June 30, 2001
                                             ------------------------------------------
                                               Income           Shares        Per share
                                             (numerator)     (denominator)      amount
                                             -----------     -------------    ---------
Basic EPS
Income available to common stockholders       $ 1,248,916        2,569,371       $ 0.49

Effect of dilutive securities
  Options                                               -          102,483        (0.02)
                                              -----------        ---------       ------

Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $ 1,248,916        2,671,854       $ 0.47
                                              ===========        =========       ======


                                               For the six months ended June 30, 2000
                                            ---------------------------------------------
                                               Income           Shares        Per share
                                             (numerator)     (denominator)     amount
                                           ---------------   --------------  -----------

Basic EPS
  Income available to common stockholders     $ 1,075,952        2,566,965       $ 0.42

Effect of dilutive securities
  Options                                               -           97,193        (0.02)
                                              -----------        ---------       ------

Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $ 1,075,952        2,664,158       $ 0.40
                                              ===========        =========       ======


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                   Six Months ended June 30, 2001 and June 30,
                                     2000.

                                    OVERVIEW

For the six months ended June 30, 2001, the Company recognized net income of $1.25 million or $0.49 per basic share, compared to $1.08 million or $0.42 for the same period the prior year. At June 30, 2001, our total assets were $301.1 million, an increase of $26.8 million over total assets at year-end 2000. The Company's net loans totaled $173.3 million at June 30, 2001, an increase of $20.4 million over net loans at December 31, 2000. Total deposits for the company at June 30, 2001 were $263.0 million, an increase of $16.3 over total deposits at December 31, 2000.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $1.20 million, or 13.8%, to $9.95 million for the six months ended June 30, 2001 from $8.75 million for the same period in 2000. This increase in interest income reflects an increase in our average balance of earning assets of $35.8 million, offset by a decrease in rates earned of sixteen (16) basis points. A substantial portion of the increase in earning assets was due to an increase of $23.3 million in net loans, with a ten (10) basis point decrease in yield on the loan portfolio. This decrease in rates is a reflection of the decline in market rates over the past year.

Interest Expense. The Company's interest expense for the first six months of 2001 increased $862 thousand to $5.2 million from $4.3 million. The increase in interest expense reflects an increase in our average balance of interest-bearing liabilities of $32.6 million, coupled with an eleven (11) basis point increase in overall rates. The increases in dollar volume and interest rate were primarily in the time deposit portfolio of interest-bearing liabilities. The increase in average time deposits was $18.7 million to $145.2 million at June 30, 2001 from $126.5 million for the same period in 2000. This was further impacted by a twenty-four (24) basis point increase in rates paid on those certificates. The increase in rates paid is a reflection of increased competition for deposits, as well as the residual effect of higher term deposit rates in the last quarter of 2000.

Net-Interest Income. Net interest income for the six months ended June 30, 2001 was $4.75 million, an increase of $342 thousand, from $4.41 million for the same period the prior year. The net interest margin for the quarter ended June 30, 2001 was 3.93%, compared to 4.23% for the quarter ended June 30, 2000.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for the six months ended June 30, 2001 and 2000. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

                        Comparative Average Balance Sheet
                                Six Months Ended
                                   (unaudited)

                                                              June 30,                                     June 30,
                                               --------------------------------------     ------------------------------------------
                                                                2001                                         2000
                                               --------------------------------------     ------------------------------------------
                                                                             Average                                     Average
                                                                Interest      Rates                      Interest         Rates
                                                  Average       Income /     Earned /       Average       Income /        Earned /
                                                  Balance       Expense        Paid          Balance       Expense          Paid
                                               ------------- ------------ --------------  ------------  ------------    ------------
Assets:
Interest earning assets:
   Deposits with other banks                   $    459,901  $    15,572          6.77%   $     92,489     $     2,800         6.06%
   Loans                                        161,346,786    6,895,875          8.55%    138,078,490       5,972,157         8.65%
   Taxable Securities                            65,312,119    2,057,770          6.30%     55,931,951       1,797,099         6.43%
   Tax Exempt  Securities                        34,508,760    1,322,541          7.66%     32,699,388       1,292,140         7.90%
   Fed Funds Sold                                 8,992,714      216,908          4.82%      8,003,368         240,174         6.00%
                                               ------------  -----------        -------   ------------     -----------       -------
Total Interest Earning Assets                   270,620,280   10,508,666          7.77%    234,805,686       9,304,371         7.93%

Non-Interest Earning Assets                      18,444,107                                 15,852,563
Allowance for possible loan losses               (1,837,443)                                (1,673,734)
                                               ------------                               ------------
    Total Assets                               $287,226,944                               $248,984,515
                                               ============                               ============
Liabilities and Stockholder's Equity:
Interest-bearing liabilities:
   NOW accounts                                $ 23,697,856  $   246,927          2.08%   $ 17,514,820     $   163,431         1.87%
   Savings                                       31,766,972      396,479          2.50%     27,352,489         360,530         2.64%
   Money Market deposits                         13,547,123      179,690          2.65%     12,770,045         153,035         2.40%
   Time deposits                                145,153,362    4,139,783          5.70%    126,464,816       3,451,073         5.46%
   FHLB advances                                  3,649,171      105,605          5.79%      3,956,044         123,507         6.24%
   Other borrowed money                           6,276,366      128,024          4.08%      3,438,481          83,040         4.83%
                                               ------------  -----------        -------   ------------     -----------       -------
Total Interest-Bearing Liabilities              224,090,850    5,196,508          4.64%    191,496,695       4,334,617         4.53%

Non-Interest Bearing Liabilities:
Demand deposits                                  42,342,155                                 40,567,290
Other liabilities                                 1,657,779                                  1,579,930
                                               ------------                               ------------
    Total Non-Interest Bearing Liabilities       43,999,934                                 42,147,220

Stockholders' equity                             19,136,160                                 15,340,600
                                               ------------                               ------------
Total Liabilities and Stockholders' Equity     $287,226,945                               $248,984,515
                                               ============                               ============
Net Interest Differential                                                         3.13%                                        3.40%
Net Yield on Interest-Earning Assets                                              3.93%                                        4.23%
Net interest income                                          $ 5,312,158                                   $ 4,969,754
                                                             ===========                                   ===========

Provision for Loan Losses. The provision for possible loan losses for the six months ended June 30, 2001, was $150 thousand compared to the $105 thousand provision for the same period last year. The increase in the provision for loan losses over the six-month period reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. Total non-interest income increased $122 thousand to $789 thousand for the first six months of 2001, from $667 thousand for the first six months of 2000. The increase was primarily in service fee income.

Non-Interest Expense. Total non-interest expense increased $130 thousand or 3.4% for the first six months of 2001, from the same period last year, primarily as a result of an increase in salaries and employee benefits of $132 thousand.

Income Taxes. Our effective income tax rate for the second quarter of 2001 was 15.9% as compared to 13.1% for the year ended December 31, 2001.

                               FINANCIAL CONDITION

                 June 30, 2001 as compared to December 31, 2000

Total assets increased to $301.1 million at June 30, 2001, a $26.8 million increase from total assets of $274.3 million at December 31, 2000. Increases through the first six months of 2001 compared to year-end 2000 included increases of a $20.5 million in net loans and $6.8 million in cash and cash equivalents. These increases in assets were funded by increases in total deposits of $16.3 million and $8.5 million in borrowed funds.

Total loans at June 30, 2001 increased $20.5 million from year-end 2000 to $173.3 million. The components of the increase in total loans were an increase of $14.6 million in commercial real estate loans, a $2.7 million increase in commercial and industrial loans and a $2.5 million increase in residential real estate loans.

The following schedule presents the components of loans for each period presented:

                                                   June 30, 2001                     December 31, 2000
                                             --------------------------       ---------------------------
                                                Amount           Pct             Amount            Pct
                                             ------------     ---------       ------------     ----------
Commercial                                   $ 27,780,459         15.9%       $ 25,118,315          16.3%
RE Coml Properties                             91,055,515         52.0%         76,493,496          49.5%
RE Resi Properties                             15,176,985          8.7%         12,664,559           8.2%
Consumer                                        2,578,910          1.5%          2,450,945           1.6%
Installment                                    19,513,269         11.2%         19,966,714          12.9%
Home Equity                                    18,860,734         10.8%         17,829,552          11.5%
                                             ------------     ---------       ------------      ---------
                                              174,965,872        100.0%        154,523,581         100.0%
Deferred loan fees                                202,616                          202,033
Allowance for possible loan losses             (1,839,722)                      (1,865,205)
                                             ------------                     ------------
  Loans, net                                 $173,328,766                     $152,860,409
                                             ============                     ============

Federal funds sold increased by $5 million to $7.4 million at June 30, 2001 from $2.4 million at December 31, 2000. The increase is due in part to a significant growth in deposits, coupled with less desirable longer-term investments.

Total year to date average deposits increased $28.0 million to $256.5 million, or 11.1% through the second quarter of 2001 from the twelve-month average of $228.5 million at December 31, 2000. Average time deposits increased by $14.3 million, NOW deposits increased by $4.1 million, savings deposits increased by $3.3 million, demand deposits increased by $5.5 million and money market deposits increased by $0.8 million. These increases are a result of the addition of the two new branches in 2000, with the latest of those opening in the last quarter of 2000. The increase in certificates of deposits is a reflection of management's decision to fund loan growth with longer-term deposit products. Management continues to monitor the shift in deposits through its Asset/Liability Committee.


The following schedule presents the components of deposits, for each period presented.

                                     June 30, 2001                 December 31, 2000
                                ------------------------        -----------------------
                                   Average      Average           Average       Average
                                   Amount        Yield             Amount        Yield
                                ------------   ---------        ------------   --------
NOW Deposits                    $ 23,697,856      2.08%         $ 19,566,069      2.02%
Savings Deposits                  31,766,972      2.50%           28,520,095      2.86%
Money Market Deposits             13,547,123      2.65%           12,763,849      2.48%
Time Deposits                    145,153,362      5.70%          130,886,034      5.78%
Non-interest Bearing Deposits     42,342,155          -           36,775,326          -
                                ------------                    ------------
  Total Deposits                $256,507,468                    $228,511,373
                                ============                    ============

                                  ASSET QUALITY

At June 30, 2001, non-performing assets increased $48 thousand to $314 thousand from $266 thousand at June 30, 2000. Management believes these loans are adequately reserved for and continues to monitor asset quality through its loan review process.

The following table provides information regarding risk elements in the loan portfolio:

                                                   June 30,        December 31,
                                                     2001              2000
                                                  ---------        ------------
Non-accrual loans (1)                             $ 313,536         $ 266,452
Non-accrual loans to total loans                      0.18%             0.17%
Non-performing loans to total assets                  0.30%             0.10%
Allowance for possible loan losses as
  a percentage of non-performing loans                   NM                NM
Allowance for possible loan losses to total loans     1.05%             1.21%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $160 thousand at June 30, 2001 and $124 thousand at December 31, 2000. NM - Not meaningful

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

Our allowance for loan losses increased $116 thousand to $1.840 million at June 30, 2001 from $1.724 million at June 30 2000. The allowance for possible loan losses as a percentage of total loans was 1.05% at June 30, 2001 compared to 1.12% at June 30, 2000.

The following is a summary of the reconciliation of the allowance for loan losses for the six months ended June 30, 2001 and June 30, 2000.

                                                                            Six months ended
                                                                  ----------------------------------
                                                                  June 30, 2001        June 30, 2000
                                                                  -------------        -------------
Balance at beginning of period                                     $ 1,865,205           $ 1,636,991
Provision for loan losses                                              150,000               105,000
Charge-offs                                                            197,901                17,708
Recoveries                                                              22,417                     -
                                                                   -----------           -----------
Ending Balance                                                     $ 1,839,722           $ 1,724,283
                                                                   ===========           ===========

Ratio of net charge-offs to average loans outstanding                    1.14%                 1.25%

Balance of allowances as a % of total loans at period end                1.05%                 1.12%

LIQUIDITY MANAGEMENT

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of funds are deposits, scheduled amortization and repayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Through our investment portfolio we generally have sought to obtain a safe yet slightly higher yield than would have been available to us as a net seller of overnight Federal Funds, while still maintaining liquidity. Through our investment portfolio we also attempt to manage our maturity gap by seeking maturities of investments, which coincide as closely as possible with maturities of deposits.

Net cash provided by our operating activities was $.7 million for the six months ended June 30, 2001 compared to $1.6 million for the six months ended June 30, 2000, primarily due to an increase in other assets.

Net cash used in investing activities was $18.3 million for the six months ended June 30, 2001 compared to $7.4 million for the six months ended June 30, 2000. Funding for loan growth increased to $20.3 million for the six months ended June 30, 2001 from $3.9 million for the same period in 2000, offset by a decrease in cash used for investing in securities of $2.0 million for the six month ended June 30, 2001 versus $2.4 million for the six months ended June 30, 2000.

Net cash provided by our financing activities was $24.9 million for the six months ended June 30, 2001 compared to $14.7 million for the same period in 2000.


CAPITAL RESOURCES

Total stockholders' equity increased $2.1 million to $20.2 million at June 30, 2001 from $18.1 million at year-end 2000. The increase was due to an increase in net income of $1.25 million and an increase in the net unrealized gain on securities available for sale of $803 thousand. As of July 17, 2001, the Company began a stock offering in order to raise a minimum of $1.5 million to a maximum of $5.0 million. This offering is expected to end on October 15, 2001, but may be extended to December 31, 2001 at management's discretion.

At June 30, 2001, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The tables below present the capital ratios at June 30, 2001 for the Company and Bank as well as the minimum regulatory requirements.

                                                                                For capital adequacy
                                                     Company Actual                   purposes             To be well capitalized
                                                 --------------------           -------------------        ----------------------
                                                 Amount         Ratio           Amount        Ratio        Amount           Ratio
                                                 ------         -----           ------        -----        ------           -----
Total Capital (to risk weighted assets)      $ 22,022,507       10.89%      $ 16,177,309      8.00%     $ 20,221,636        10.00%

Tier 1 capital (to risk weighted assets)       20,182,785        9.98%         8,088,654      4.00%       12,132,981         6.00%

Tier 1 capital (to average assets)           $ 20,182,785        7.03%      $ 11,489,078      4.00%     $ 14,361,347         5.00%


                                                                                For capital adequacy
                                                      Bank Actual                     purposes             To be well capitalized
                                                 --------------------           -------------------        ----------------------
                                                 Amount         Ratio           Amount        Ratio        Amount           Ratio
                                                 ------         -----           ------        -----        ------           -----

Total Capital (to risk weighted assets)      $ 21,356,179       10.58%      $ 16,151,812      8.00%     $ 20,189,765        10.00%

Tier 1 capital (to risk weighted assets)       19,516,457        9.67%         8,075,906      4.00%       12,113,859         6.00%

Tier 1 capital (to average assets)           $ 19,516,457        6.80%      $ 11,473,283      4.00%     $ 14,341,604         5.00%

                            Part II Other Information

Item 1.    Legal Proceedings

    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities

    Not applicable

Item 3.    Defaults Upon Served Securities

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders of First Washington FinancialCorp was held on April 25, 2001. The following is a description of the matters voted on at the meeting:

    Proposal 1 Election of Directors

    Harry Horowitz, James R. Johnson, Jr. and Jerry Kokes were nominated for election to the Board of Directors for a three year term.

                                                        SHARES
                                          FOR                        WITHHELD

           Harry Horowitz                 2,311,150                  6,312
           James R. Johnson, Jr.          2,312,410                  5,052
           Jerry Kokes                    2,312,410                  2,052


Item 5.    Other Information

    The Company commenced an offering of its common stock on July 17, 2001 in order to raise a minimum amount of $1.5 million to a maximum $5.0 million. The stock offering terminates on October 15, 2001, but may be extended at management's discretion until December 31, 2001.

Item 6.    Exhibits and Report on form 8-K

    (a).  Exhibits

           None

    (b).   Reports on Form 8-K

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST WASHINGTON FINANCIALCORP




Date:  August 14, 2001                         By:/s/ C. Herbert Schneider
                                               -----------------------------
                                               C. HERBERT SCHNEIDER
                                               President & CEO





                                               By:/s/ Lewis H. Foulke
                                               -----------------------------
                                               LEWIS H. FOULKE
                                               Vice President, Finance/MIS
                                               (Principal Financial Officer)