Form 10QSB
period 2001-09-30
FIRST WASHINGTON FINANCIAL CORP
filed 2001-11-13
CIK 1137679

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

                         Commission file number 0-32949
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of November 9, 2001 there were 2,753,551 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                                    Page(s)

Item 1.     Financial Statements

            Consolidated Balance Sheet-at September 30, 2001 (unaudited) and  December 31, 2000                          1

            Consolidated Income Statement (unaudited) - Nine months ended September 30, 2001 and 2000                    2

            Changes in Stockholders' Equity (unaudited) - Nine Months ended September 30, 2001                           3

            Consolidated Statement of Cash Flows (unaudited) - Nine months ended September 30, 2001 and 2000             4

            Notes to Consolidated Financial Statements (unaudited)                                                     5-6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                     7-13

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                                  14

            Item 2.  Changes in Securities and Use of Proceeds                                                          14

            Item 3.  Defaults Upon Senior Securities                                                                    14

            Item 4.  Submission of Matters to a Vote of Security Holders                                                14

            Item 5.  Other Information                                                                                  14

            Item 6.  Exhibits and Reports on Form 8-K                                                                   14

                     Signature Page                                                                                     15


                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheet

                                                                                       September 30,             December 31,
                                                                                           2001                      2000
                                                                                       -------------             ------------
                                                                                        (unaudited)
ASSETS
 Cash and due from banks                                                               $  8,198,355              $  8,309,870
 Federal funds sold                                                                      10,935,000                 2,400,000
                                                                                       ------------              ------------
        Total cash and cash equivalents                                                  19,133,355                10,709,870

 Interest bearing deposits with banks                                                       382,000                   476,000
 Investment securities available-for-sale                                                32,899,954                38,776,008
 Investment securities held-to-maturity (fair value of $27,163,093 as of
    September 30, 2001 and $14,127,959 as of December 31, 2000)                          26,502,016                13,957,646
 Mortgage-backed securities available-for-sale                                           42,070,655                47,555,701
 Loans, net                                                                             177,815,981               152,860,409
 Premises and equipment, net                                                              6,119,460                 6,455,471
 Accrued interest receivable                                                              1,834,830                 1,798,138
 Deferred tax asset, net                                                                    351,043                   903,722
 Other assets                                                                             2,168,666                   782,232
                                                                                       ------------              ------------
        Total assets                                                                   $309,277,960              $274,275,197
                                                                                       ============              ============

LIABILITIES
 Deposits
  Non-interest bearing - demand                                                        $ 48,268,489              $ 41,435,236
  Interest bearing - demand                                                              26,006,509                23,190,157
  Savings and money market                                                               57,026,723                41,416,213
  Certificates of deposit, under $100,000                                               133,918,306               134,946,632
  Certificates of deposit, $100,000 and over                                              6,868,086                 5,697,140
                                                                                       ------------              ------------
        Total deposits                                                                  272,088,113               246,685,378

 Securities sold under agreements to repurchase                                           9,076,910                 5,755,165
 FHLB advances                                                                            5,500,000                 2,500,000
 Accrued interest payable                                                                   387,531                   435,819
 Other liabilities                                                                        1,092,640                   767,925
                                                                                       ------------              ------------
        Total other liabilities                                                          16,057,081                 9,458,909

        Total liabilities                                                               288,145,194               256,144,287
                                                                                       ------------              ------------

STOCKHOLDERS' EQUITY
 Common stock - authorized, 10,000,000 shares of no par value;
    2,569,371 issued and outstanding at September 30, 2001 and December 31, 2000         16,945,203                16,945,203
 Retained Earnings                                                                        3,297,801                 1,322,348
 Accumulated other comprehensive income (loss)                                              889,762                  (136,641)
                                                                                       ------------              ------------
        Total stockholders' equity                                                       21,132,766                18,130,910
                                                                                       ------------              ------------
        Total liabilities and stockholders' equity                                     $309,277,960              $274,275,197
                                                                                       ============              ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                       Consolidated Statements of Income
                                  (unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                                         2001         2000                2001          2000
                                                                      ----------   ----------         -----------   -----------
INTEREST INCOME
 Loans, including fees                                                 $3,698,309   $3,284,780         $10,594,184   $ 9,256,937
 Investment and mortgage-backed securities                              1,301,657    1,338,206           4,122,522     3,868,446
 Federal funds sold                                                       119,609      148,773             336,517       388,947
 Deposits with banks                                                        6,648           --              22,220         2,800

     Total interest income                                              5,126,223    4,771,759          15,075,443    13,517,130

INTEREST EXPENSE
 Deposits                                                               2,258,482    2,378,830           7,221,360     6,506,900
 Borrowed funds                                                           139,508      103,868             373,138       310,416

     Total interest expense                                             2,397,990    2,482,698           7,594,498     6,817,315

        Net interest income                                             2,728,233    2,289,060           7,480,946     6,699,815

PROVISION FOR LOAN LOSSES                                                 125,000       30,000             275,000       135,000

        Net interest income after provision for loan losses             2,603,233    2,259,060           7,205,946     6,564,815

NON-INTEREST INCOME
 Service fees on deposit accounts                                         310,132      225,708             883,037       668,776
 Other service charges and fees                                            28,226       15,179              85,079        80,971
 Net gains on sale of investment and mortgage-backed securities            10,929           --              31,106            --
 Fee income on sales of mortgages                                          91,998       37,395             182,565       127,333
 Other                                                                     17,692       43,925              66,262       112,565

     Total non-interest income                                            458,977      322,207           1,248,049       989,645

NON-INTEREST EXPENSE
 Salaries                                                                 946,111      853,500           2,737,824     2,513,170
 Employee benefits                                                        200,715      164,390             588,410       513,433
 Occupancy expense                                                        266,159      221,496             731,426       671,557
 Other                                                                    741,689      616,794           2,003,564     1,935,074

     Total non-interest expense                                         2,154,674    1,856,179           6,061,224     5,633,234

        Income before income tax expense                                  907,536      725,088           2,392,771     1,921,226

INCOME TAX EXPENSE                                                        181,000      111,918             417,308       232,103
                                                                       ----------   ----------         -----------   -----------

        NET INCOME                                                     $  726,536   $  613,170         $ 1,975,463   $ 1,689,123
                                                                       ==========   ==========         ===========   ===========

PER SHARE DATA

 NET INCOME - BASIC                                                    $     0.28   $     0.24         $      0.77   $      0.66
                                                                       ==========   ==========         ===========   ===========
 NET INCOME - DILUTED                                                  $     0.27   $     0.23         $      0.74   $      0.63
                                                                       ==========   ==========         ===========   ===========


The accompanying notes are an integral part of these statements

                         FIRST WASHINGTON FINANCIALCORP
                        Changes in Stockholders' Equity
                    For Nine Months Ended September 30, 2001
                                  (unaudited)

                                                                                     Accumulated
                                                                                        other                            Total
                                                          Common        Retained    comprehensive    Comprehensive   Stockholder's
                                                           Stock        earnings     income (loss)       Income         Equity
                                                       ------------   ------------  --------------   -------------   -------------
Balance at December 31, 2000                           $ 16,945,203   $  1,322,348   $    (136,641)                  $  18,130,910
                                                       ------------   ------------   -------------   -------------   -------------

 Net Income                                                      --        586,418              --         586,418         586,418

 Other comprehensive income, net
   of reclassification adjustments/taxes                         --             --         737,751         737,751         737,751
                                                                                                     -------------

 Total comprehensive income (unaudited)                          --             --              --   $   1,324,169              --
                                                       ------------   ------------   -------------   =============   -------------

Balance at March 31, 2001                              $ 16,945,203   $  1,908,766   $     601,110                   $  19,455,079

 Net Income                                                      --        662,499              --         662,499         662,499

 Other comprehensive income, net
   of reclassification adjustments/taxes                         --             --          65,207          65,207          65,207
                                                                                                     -------------

 Total comprehensive income (unaudited)                          --             --              --   $     727,706              --
                                                       ------------   ------------   -------------   =============   -------------

Balance at June 30, 2001                               $ 16,945,203   $  2,571,265   $     666,317                   $  20,182,785

 Net Income                                                      --        726,536              --         726,536         726,536

 Other comprehensive income, net
    of reclassification adjustments/taxes                        --             --         223,445         223,445         223,445
                                                                                                     -------------

Total comprehensive income (unaudited)                           --             --              --   $     949,981              --
                                                       ------------   ------------   -------------   =============   -------------

Balance at September 30, 2001                          $ 16,945,203   $  3,297,801   $     889,762                   $  21,132,766
                                                       ============   ============   =============                   =============



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statement of Cash Flows
                                  (unaudited)

                                                                                Nine Months Ended
                                                                                    September
                                                                            --------------------------
                                                                                2001           2000
                                                                            -----------    -----------
OPERATING ACTIVITIES
Net Income                                                                  $ 1,975,463    $ 1,689,123
Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                                                  417,518        403,080
 Provisions for loan losses                                                     275,000        135,000
 Gains on sales of investment securities                                        (31,106)       (11,000)
 Amortization of premium on investment securities                                54,735         93,179
 Amortization of premium on mortgage-backed securities                           83,146         65,888
 Accretion of discount on investment securities                                  (4,546)       (31,634)
 Accretion of discount on mortgage-backed securities                           (112,189)       (60,511)
 Increase in accrued interest receivable                                        (36,692)      (240,110)
 Increase (decrease) in other assets                                         (1,386,094)    (1,773,990)
 Increase (decrease) in accrued interest payable                                (48,288)        55,485
 Increase (decrease) in other liabilities                                       324,714        168,661
                                                                           ------------   ------------

Net cash provided by operating activities                                     1,511,661        493,171
                                                                           ------------   ------------

INVESTING ACTIVITIES
 Maturities (purchases) of interest bearing deposits with banks                  94,000         93,000
 Purchases of investment securities available-for-sale                       (2,205,662)    (6,003,213)
 Purchases of investment securities held-to-maturity                        (21,435,673)    (4,866,904)
 Purchases of mortgage-backed securities available-for-sale                 (10,904,178)    (8,028,012)
 Proceeds from sales of investments securities available-for-sale               595,779             --
    and held-to-maturity
 Proceeds from sales of mortgage-backed securities available-for-sale         4,927,092             --
 Proceeds from maturities of investments securities available-for-sal         8,267,380      4,948,094
 Proceeds from maturities of investments securities held-to-maturity          8,772,780        435,000
 Repayment of principal on investment securities available-for-sale           1,847,533         95,438
 Repayment of principal on mortgage-backed securities available-for-sale     10,540,371      8,492,651
 Net increase in loans                                                      (25,230,571)   (12,434,206)
 Purchase of premises and equipment                                             (81,507)    (1,119,567)
                                                                           ------------   ------------

Net cash used in investing activities                                       (24,812,656)   (18,387,719)
                                                                           ------------   ------------

FINANCING ACTIVITIES
 Issuance of common stock                                                            --             --
 Payment for fractional shares                                                       --             --
 Net increase in demand deposits and savings accounts                        25,260,115      5,912,108
 Net increase in certificate of deposits                                        142,620     12,432,243
 Net increase (decrease) in borrowed funds                                    6,321,745        876,268
                                                                           ------------   ------------

Net cash provided by financing activities                                    31,724,480     19,220,619
                                                                           ------------   ------------

Net (decrease) increase in cash and cash equivalents                          8,423,485      1,326,071

Cash and cash equivalents, beginning of year                                 10,709,870     11,968,620
                                                                           ------------   ------------

Cash and cash equivalents, end of year                                     $ 19,133,355   $ 13,294,691
                                                                           ============   ============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
            Nine months ended September 30, 2001 and 2000 (unaudited)

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


    1.  Basis of Financial Statement Presentation

    The financial statements as of September 30, 2001, and for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements

    On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company has evaluated the provisions of SFAS No. 141 and 142, and these Statements will not have an impact on the Company's consolidated financial position or results of operations.

    On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have an impact on the Company's consolidated financial position or results of operation.

    3.  Stockholders' Equity

    In July 2001, the Company commenced a stock offering. The offering was closed on October 15, 2001, and resulted in the issuance of 184,180 shares of common stock, and raised $2.6 million, net of offering expenses. Earnings per share at September 30, 2001 did not include the effects of this offering. Had these shares been included in the calculation of earnings per share at September 30, 2001, basic and diluted earnings per share would have been $.72 and $.69 respectively.

    4.  Comprehensive Income

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:


                                                                     September 30, 2001                 September 30, 2000
                                                             ---------------------------------    ---------------------------------
                                                             Before tax     Tax     Net of tax    Before tax     Tax     Net of tax
                                                               amount     Expense     amount        amount     Expense     amount
                                                             ----------  ---------  ----------    ----------  ---------  ----------
                                                                        (unaudited)                          (unaudited)
Unrealized gain on securities
 Unrealized holding gains (losses) arising during period     $1,610,188  $(563,566) $1,046,622    $  727,556  $(286,613) $  440,943
 Less reclassification adjustment for gains
    realized in net income                                      (31,106)    10,887     (20,219)           --         --          --
                                                             ----------  ---------  ----------    ----------  ---------  ----------
Other comprehensive income (loss), net                       $1,579,082  $(552,679) $1,026,403    $  727,556  $(286,613) $  440,943
                                                             ==========  =========  ==========    ==========  =========  ==========

NOTE B - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                      For the nine months ended September 30, 2001
                                                                   -----------------------------------------------
                                                                      Income             Shares          Per share
                                                                   (numerator)       (denominator)         amount
                                                                   -----------       -------------       ---------
Basic EPS
 Income available to common stockholders                           $ 1,975,463         2,569,371          $ 0.77

Effect of dilutive securities
 Options                                                                    --           103,520           (0.03)
                                                                   -----------         ---------          ------
Diluted EPS
 Income available to common stockholders
    plus assumed conversions                                       $ 1,975,463         2,672,891          $ 0.74
                                                                   ===========         =========          ======


                                                                      For the nine months ended September 30, 2000
                                                                   -----------------------------------------------
                                                                      Income             Shares          Per share
                                                                   (numerator)       (denominator)         amount
                                                                   -----------       -------------       ---------

Basic EPS
 Income available to common stockholders                           $ 1,689,122         2,566,965          $ 0.66

Effect of dilutive securities
 Options                                                                    --            98,268           (0.03)
                                                                   -----------         ---------          ------

Diluted EPS
 Income available to common stockholders
    plus assumed conversions                                       $ 1,689,122         2,665,233          $ 0.63
                                                                   ===========         =========          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

  Nine Months and Three Months ended September 30, 2001 and September 30, 2000

                                    OVERVIEW

For the nine months ended September 30, 2001, the Company recognized net income of $1.98 million or $0.77 per basic share, compared to $1.69 million or $0.66 for the same period the prior year. For the three months ended September 30, 2001, the Company recognized net income of $727 thousand or $.28 per basic share, compared to $613 thousand or $.24 for the same period the prior year. At September 30, 2001, our total assets were $309.3 million, an increase of $35.0 million over total assets at year-end 2000. The Company's net loans totaled $177.8 million at September 30, 2001, an increase of $24.9 million over net loans at December 31, 2000. Total deposits for the company at September 30, 2001 were $272.1 million, an increase of $25.4 over total deposits at December 31, 2000. In addition, during the quarter ended September 30, 2001, the Company began several initiative to increase its non-interest income, including the formation of a joint venture title insurance agency, the establishment of a joint marketing relationship to offer financial planning, insurance and investment products, and the establishment of a referral relationship with a lease financing company.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $1.6 million, or 11.9%, to $15.1 million for the nine months ended September 30, 2001 from $13.5 million for the same period in 2000. For the three months ended September 30, 2001, total interest income increased to $5.1 million from $4.8 million for the same period in 2000. The increases in interest income in both periods reflects increases in our average balance of earning assets of $38.9 million for the nine months ended September 30, 2001 and of $45.2 million for the three months ended September 30, 2001, partially offset by a decrease in rates earned of thirty-five (35) basis points for the nine months ended September 30, 2001, and a decrease in rates earned of seventy-five (75) basis points for the three months ended September 30,2001. A substantial portion of this increase was due to an increase of $25.6 million in average net loans for the nine months ended September 30, 2001 and $30.4 million for the three months ended September 30, 2001, partially offset by a twenty-nine (29) basis point decrease and a sixty-four (64) basis point decrease in yield on the loan portfolio during the same periods. This decrease in rates is a reflection of the decline in market rates over the past year.

Interest Expense. The Company's interest expense through the third quarter of 2001 increased $777 thousand to $7.6 million from $6.8 million through the third quarter of 2000. For the three months ended September 30, 2001, interest expense decreased $85 thousand to $2.4 from $2.5 for the same period in 2000. The increase in interest expense for the nine months ended reflects an increase in our average balance of interest-bearing liabilities of $34.3 million, coupled with a twenty-four (24) basis point decrease in rate paid on interest bearing liabilities. The increase in dollar volume was primarily concentrated in the time deposits sector of interest-bearing liabilities. The increase in average time deposits was $16.8 million to $144.8 million for the nine months ended September 30, 2001 from $128.0 million for the same period in 2000. This was offset slightly by a ten (10) basis point decrease in rates paid on those certificates. The decrease in interest expense for the three months ended September 30, 2001 is a reflection of a ninety-three (93) basis point decrease in rates paid on interest bearing liabilities from the same period in 2000, partially offset by a $37.9 million increase in average interest bearing liabilities for the three months ended September 30, 2001 compared to last year. Although average time deposits increased $13.1 million in the current three-month period compared to 2000, rates paid on time deposits declined by seventy-nine (79) basis points from 2000 to 2001.

Net-Interest Income. Net interest income for the nine months ended September 30, 2001 was $7.5 million, an increase of $781 thousand, from $6.7 million for the same period the prior year. For the three months ended September 30, 2001, net interest income increased to $2.7 million from $2.3 million for the three months ended September 30, 2000. The net interest margin for the nine months ended September 30, 2001 was 3.90%, compared to 4.08% for the nine months ended September 30, 2000. This is a reflection of the residual effect of higher term deposit rates previously offered by the Company coupled with the effect current reduced market interest rates on short-term investments, repricable loans and new loan originations. The net interest margin for the three months ended September 30, 2001 and for the three months ended September 30, 2000 was 4.06%. The three month net interest margin reflects repricing of the Company's deposits to lower current rates of interest to correspond with overall current interest rates.

The following tables presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for the nine months ended September 30, 2001 and 2000 and the three months ended September 30, 2001 and 2000. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.


                       Comparative Average Balance Sheet
                               Nine Months Ended
                                  (unaudited)


                                                                  September 30, 2001                  September 30, 2000
                                                           --------------------------------     --------------------------------
                                                                                   Average                              Average
                                                                      Interest      Rates                  Interest      Rates
                                                           Average     Income/     Earned/      Average     Income/     Earned/
                                                           Balance    Expense       Paid        Balance    Expense       Paid
                                                           -------    --------     --------     -------    --------     --------
Assets:
Interest earning assets:
 Deposits with other banks                             $    433,648  $    22,220    6.83%   $     61,434  $     2,800     6.08%
 Loans                                                  166,281,168   10,594,184    8.49%    140,508,441    9,256,937     8.78%
 Taxable Securities                                      64,953,071    2,985,552    6.13%     56,603,186    2,781,824     6.55%
 Tax Exempt Securities                                   34,663,846    1,749,185    6.73%     32,635,884    1,671,726     6.83%
 Fed Funds Sold                                          10,703,319      336,517    4.19%      8,292,146      388,947     6.25%
                                                       ------------  -----------    ----    ------------  -----------     ----
Total Interest Earning Assets                           277,035,052   15,687,658    7.55%    238,101,091   14,102,234     7.90%


Non-Interest Earning Assets                              19,034,589                           16,359,603
Allowance for possible loan losses                       (1,883,687)                          (1,694,113)
                                                       ------------                         ------------
     Total Assets                                      $294,185,954                         $252,766,581
                                                       ============                         ============


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 NOW accounts                                          $ 24,667,746  $   370,065    2.00%   $ 18,621,050  $   270,160     1.93%
 Savings                                                 33,008,430      573,650    2.32%     28,348,242      603,707     2.84%
 Money Market deposits                                   15,107,009      274,024    2.42%     12,620,156      229,338     2.42%
 Time deposits                                          144,820,622    6,003,621    5.53%    128,006,107    5,403,694     5.63%
 FHLB advances                                            4,280,220      183,409    5.71%      3,718,978      174,948     6.27%
 Other borrowed money                                     7,361,606      189,729    3.44%      3,560,810      135,468     5.07%
                                                       ------------  -----------    ----    ------------  -----------     ----
Total Interest-Bearing Liabilities                      229,245,633    7,594,498    4.42%    194,875,343    6,817,315     4.66%

Non-Interest Bearing Liabilities:
Demand deposits                                          44,039,507                           40,904,855
Other liabilities                                         1,299,215                            1,298,368
                                                       ------------                         ------------
     Total Non-Interest Bearing Liabilities              45,338,722                           42,203,223

Stockholders' equity                                     19,601,600                           15,688,015
                                                       ------------                         ------------

Total Liabilities and Stockholders' Equity             $294,185,954                         $252,766,581
                                                       ============                         ============

Net Interest Differential                                                           3.13%                                 3.23%
Net Yield on Interest-Earning Assets                                                3.90%                                 4.08%
Net interest income                                                   $8,093,160                          $ 7,284,919
                                                                      ==========                          ===========

                       Comparative Average Balance Sheet
                               Three Months Ended
                                  (unaudited)

                                                                 September 30, 2001                   September 30, 2000
                                                           --------------------------------     --------------------------------
                                                                                   Average                              Average
                                                                      Interest      Rates                  Interest      Rates
                                                           Average     Income/     Earned/      Average     Income/     Earned/
                                                           Balance    Expense       Paid        Balance    Expense       Paid
                                                           -------    --------     --------     -------    --------     --------
Assets:
Interest earning assets:
 Deposits with other banks                             $    382,000  $     6,648    6.96%   $         --  $        --     0.00%
 Loans                                                  176,007,450    3,698,309    8.40%    145,338,424    3,284,780     9.04%
 Taxable Securities                                      63,357,231      912,210    5.76%     58,119,540      981,925     6.76%
 Tax Exempt Securities                                   35,868,286      599,149    6.68%     32,336,289      548,125     6.78%
 Fed Funds Sold                                          14,142,079      119,609    3.38%      8,853,927      148,773     6.72%
                                                       ------------  -----------    ----    ------------  -----------     ----
Total Interest Earning Assets                           289,757,045    5,335,925    7.37%    244,648,180    4,963,603     8.12%

Non-Interest Earning Assets                              20,195,387                           17,358,432
Allowance for possible loan losses                       (1,974,146)                          (1,734,534)
                                                       ------------                         ------------

        Total Assets                                   $307,978,286                         $260,272,078
                                                       ============                         ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 NOW accounts                                          $ 26,581,056  $   123,138    1.85%   $ 20,813,096  $   106,729     2.05%
 Savings                                                 35,462,376      177,171    2.00%     30,306,922      243,177     3.21%
 Money Market deposits                                   18,194,205       94,334    2.07%     12,328,039       76,303     2.48%
 Time deposits                                          144,204,036    1,863,838    5.17%    131,099,529    1,952,621     5.96%
 FHLB advances                                            5,521,505       77,774    5.63%      3,247,312       51,383     6.33%
 Other borrowed money                                     9,538,127       61,734    2.59%      3,776,600       52,485     5.56%
                                                       ------------  -----------    ----    ------------  -----------     ----
Total Interest-Bearing Liabilities                      239,501,305    2,397,990    4.00%    201,571,497    2,482,698     4.93%

Non-Interest Bearing Liabilities:
Demand deposits                                          46,722,009                           40,902,706
Other liabilities                                         1,234,532                            1,417,261
                                                       ------------                         ------------
        Total Non-Interest Bearing Liabilities           47,956,541                           42,319,967

Stockholders' equity                                     20,520,440                           16,380,613
                                                       ------------                         ------------

Total Liabilities and Stockholders' Equity             $307,978,286                         $260,272,078
                                                       ============                         ============

Net Interest Differential                                                           3.36%                                 3.19%
Net Yield on Interest-Earning Assets                                                4.06%                                 4.06%
Net interest income                                                  $ 2,937,935            $  2,480,905
                                                                     ===========            ============

Provision for Loan Losses. The provision for possible loan losses for the nine months ended September 30, 2001, was $275 thousand compared to the $135 thousand provision for the same period last year. For the three months ended September 30, 2001, the provision was $125 thousand as compared to $30 thousand for the same period last year. The increase in the provision for loan losses over the nine-month period reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. Total non-interest income, composed primarily of service charge income, increased $258 thousand to $1.2 million for the first nine months of 2001, from $1.0 million for the first nine months of 2000. For the three months ended September 30, 2001, non-interest income increased to $459 thousand from $322 thousand for the same period in 2000. The increases reflect our greater level of deposits in both the three and nine month periods of 2001.

Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2001 was $6.1 million, an increase of $428 thousand, or 7.6%, from the same period last year. For the three months ended September 30, 2001, non-interest expense increased to $2.2 million from $1.9 million for the same period in 2000. The increase was primarily as a result of an increase in salaries and employee benefits of $300 thousand for the nine-month period and $129 thousand for the three-month period

Income Taxes. Our effective income tax rate for the third quarter of 2001 was 17.4% as compared to 13.1% for the year ended December 31, 2000.

                               FINANCIAL CONDITION

               September 30, 2001 as compared to December 31, 2000

Total assets increased to $309.3 million at September 30, 2001, a $35.0 million increase from total assets of $274.3 million at December 31, 2000. Increases through the third quarter compared to year-end 2000 included increases of a $24.9 million in net loans and $8.4 million in cash and cash equivalents. These increases in assets were funded by increases in total deposits of $25.4 million and $6.3 million in borrowed funds.

Net loans at September 30, 2001 increased $24.9 million to $177.8 million from year-end 2000. The major components of the increase in total loans were an increase of $15.3 million in commercial real estate loans, a $5.2 million increase in commercial and industrial loans and a $5.1 million increase in residential real estate loans, offset by a $0.8 million decrease in installment loans.

The following schedule presents the components of loans for each period presented:


                                                         September 30, 2001                 December 31, 2000
                                                    --------------------------        --------------------------
                                                       Amount             Pct             Amount            Pct
                                                    ------------        ------        ------------        ------
Commercial                                          $ 30,264,642         16.9%        $ 25,118,315         16.3%
RE Commercial Properties                              91,794,669         51.1%          76,493,496         49.5%
RE Residential Properties                             17,775,821          9.9%          12,664,559          8.2%
Consumer                                               2,600,170          1.4%           2,450,945          1.6%
Installment                                           19,234,444         10.7%          19,966,714         12.9%
Home Equity                                           17,904,823         10.0%          17,829,552         11.5%
                                                    ------------        -----         ------------        -----
                                                     179,574,569        100.0%         154,523,581        100.0%
Deferred loan fees                                       204,290                           202,033
Allowance for possible loan losses                    (1,962,878)                       (1,865,205)
                                                    ------------                      ------------
Loans, net                                          $177,815,981                      $152,860,409
                                                    ============                      ============

Federal funds sold increased by $8.5 million to $10.9 million at September 30, 2001 from $2.4 million at December 31, 2000. The increase is due in part to a significant growth in deposits, which exceeded new loan demand, coupled with less desirable longer-term investments during a period of rapidly declining market interest rates.

Total year to date average deposits increased $33.1 million to $261.6 million, or 14.5% through the third quarter of 2001 from the twelve-month average of $228.5 million at December 31, 2000. Average time deposits increased by $13.9 million, demand deposits increased by $7.2 million, NOW deposits increased by $5.1 million and money market deposits increased by $2.3 million. These increases are a result of the addition of the two new branches in 2000, coupled with management's belief that customers are holding more money in insured institutions while they assess the market. The increase in time deposits is a reflection of management's decision to fund loan growth with longer-term deposit products. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                                         September 30, 2001                 December 31, 2000
                                                    --------------------------        --------------------------
                                                      Average         Average           Average         Average
                                                       Amount          Yield            Amount           Yield
                                                    ----------      ----------        ----------      ----------
NOW Deposits                                       $ 24,667,746        2.00%         $ 19,566,069       2.02%
Savings Deposits                                     33,008,430        2.32%           28,520,095       2.86%
Money Market Deposits                                15,107,009        2.42%           12,763,849       2.48%
Time Deposits                                       144,820,622        5.53%          130,886,034       5.78%
Non-interest Bearing Deposits                        44,039,507          --            36,775,326         --
                                                   ------------                      ------------
Total Deposits                                     $261,643,314                      $228,511,373
                                                   ============                      ============

                                  ASSET QUALITY

At September 30, 2001, non-performing assets increased $69 thousand to $335 thousand from $266 thousand at September 30, 2000. Management believes these loans are adequately reserved for and continues to monitor asset quality through its loan review process.

The following table provides information regarding risk elements in the loan portfolio:

                                                 September 30,      December 31,
                                                     2001                2000
                                                 -------------      ------------
Non-accrual loans (1)                              $ 147,509         $ 266,452
Other Real Estate Owned                            $ 187,500         $       -
Non-accrual loans to total loans                        0.08%             0.17%
Non-performing assets to total assets                   0.11%             0.10%
Allowance for possible loan losses as
 a percentage of non-performing assets                   586%              658%
Allowance for possible loan losses to total loans       1.09%             1.21%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $76 thousand at September 30, 2001 and $124 thousand at December 31, 2000.



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

Our allowance for possible loan losses increased $211 thousand to $2.0 million at September 30, 2001 from $1.8 million at September 30 2000. The allowance for possible loan losses as a percentage of total loans was 1.09% at September 30, 2001 compared to 1.17% at September 30, 2000.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended September 30, 2001 and September 30, 2000.

                                                                            Nine months ended
                                                                 ---------------------------------------
                                                                 September 30, 2001   September 30, 2000
                                                                 ------------------   ------------------
Balance at beginning of year                                         $ 1,865,205         $ 1,636,991
Provision for loan losses                                                275,000             135,000
Charge-offs                                                             (210,899)            (19,971)
Recoveries                                                                33,572                  50
                                                                     -----------         -----------
Ending Balance                                                       $ 1,962,878         $ 1,752,070
                                                                     ===========         ===========
Ratio of net charge-offs to average loans outstanding                       0.11%               0.01%
Balance of allowances as a % of total loans at period end                   1.09%               1.17%

LIQUIDITY MANAGEMENT

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of funds are deposits, scheduled amortization and repayments of loan principal, sales, maturities and repayment of principal of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Through our investment portfolio we generally have sought to obtain a safe yet slightly higher yield than would have been available to us as a net seller of overnight Federal Funds, while still maintaining liquidity. Through our investment portfolio we also attempt to manage our maturity gap by seeking maturities of investments, which coincide as closely as possible with maturities of deposits.

Net cash provided by our operating activities was $1.5 million for the nine months ended September 30, 2001 compared to $493 thousand for the nine months ended September 30, 2000, primarily due to an increase in other assets.

Net cash used in investing activities was $24.8 million for the nine months ended September 30, 2001 compared to $18.4 million for the nine months ended September 30, 2000. Funding for loan growth increased to $25.2 million, offset by a decrease in cash used for investing in securities of $499 thousand for the nine months ended September 30, 2001. For the same period in 2000, funding for loan growth was $12.4 million, supplemented by cash used for investing in securities of $4.8 million and purchases of premises and equipment of $1.1 million.

Net cash provided by our financing activities was $31.7 million for the nine months ended September 30, 2001 compared to $19.2 million for the same period in 2000.


CAPITAL RESOURCES

Total stockholders' equity increased $3.0 million to $21.1 million at September 30, 2001 from $18.1 million at year-end 2000. The increase was due to an increase in net income of $2.0 million and an increase in the net unrealized gain on securities available for sale of $1.0 million.

At September 30, 2001, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2001 for the Company and Bank as well as the minimum regulatory requirements.

                                                                                       For capital adequacy
                                                Company Actual          Bank Actual            purposes      To be well capitalized
                                           --------------------   --------------------  -------------------  ----------------------
                                              Amount     Ratio      Amount       Ratio     Amount     Ratio     Amount        Ratio
                                           -----------   ------   -----------   ------  -----------   -----   -----------     -----
Total Capital (to risk weighted assets)    $22,205,581   10.28%   $22,205,900   10.29%  $17,282,367   8.00%   $21,602,959     10.00%
Tier 1 capital (to risk weighted assets)    20,242,703    9.37%    20,243,022    9.38%    8,641,184   4.00%    12,961,775      6.00%
Tier 1 capital (to average assets)         $20,242,703    6.57%   $20,243,022    6.59%  $12,319,131   4.00%   $15,398,914      5.00%

                            Part II Other Information

Item 1.    Legal Proceedings
           -----------------

    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities
           ---------------------

    (a), (b) and (c) - Not applicable

    (d) The Company filed a registration statement on Form SB-2, file no. 333-58650, with the Securities and Exchange Commission registering 400,000 shares of the Company's common stock, no par value at an estimated aggregate offering price of $6 million. The registration statement was declared effective on July 18, 2001. The Company offered the shares of its common stock directly, without the use of an underwriter. The offering commenced on July 18, 2001, and ended on October 15, 2001. The Company sold 184,180 shares of common stock for aggregate proceeds of $2.76 million, and incurred total offering expenses of approximately $150,000. The net proceeds of the offering were contributed to the Company's bank subsidiary, First Washington State Bank, as working capital.

Item 3.    Defaults Upon Served Securities
           -------------------------------

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    Not applicable

Item 5.    Other Information
           -----------------

    Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

    (a).  Exhibits

           None

    (b).   Reports on Form 8-K

    None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FIRST WASHINGTON FINANCIALCORP




Date:  November 14, 2001                         By:/s/ C. Herbert Schneider
                                                    ------------------------

                                                 C. HERBERT SCHNEIDER
                                                 President & CEO





                                                 By:/s/ Lewis H. Foulke
                                                    -------------------------

                                                 LEWIS H. FOULKE
                                                 Vice President, Finance/MIS
                                                 (Principal Financial Officer)