Form 10KSB
period 2001-12-31
FIRST WASHINGTON FINANCIAL CORP
filed 2002-03-15
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-KSB

                                   (Mark One)
[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _______________

                         Commission file number 0-32949

                         FIRST WASHINGTON FINANCIALCORP
             (Exact name of Registrant as Specified in Its Charter)

                     New Jersey                                                       52-2150671
------------------------------------------------------                      -------------------------------
(State or other jurisdiction of incorporation or                            (I.R.S. Employer
organization)                                                               Identification Number)

U.S. Route 130 and Main Street, Windsor, NJ                   08561                 (609) 426-1000
------------------------------------------------------    --------------    -------------------------------
(Address of Principal Executive Offices)                    (Zip Code)        (Issuer's Telephone Number,
                                                                                   including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes    X     No
                            -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

For the fiscal year ended December 31, 2001, the issuer had total revenues of $21.75 million.

The aggregate market value of the voting stock held by non-affiliates of the issuers as of February 26, 2002, was $21,095,438. The number of shares of the issuer's Common Stock, no par value, outstanding as of December 31, 2001 was 2,890,954.

                       DOCUMENTS INCORPORATED BY REFERENCE


                       10-KSB Item                    Document Incorporated
                       -----------                    ---------------------

Item 9.     Directors and Executive Officers     Proxy Statement for 2002 Annual
            of the Company; Compliance with      Meeting of Shareholders to be
            Section 16(a) of the Exchange Act    filed no later than April 24,
                                                 2002.

Item  10.   Executive Compensation               Proxy Statement for 2002
                                                 Annual Meeting of Shareholders
                                                 to be filed no later than
                                                 April 24, 2002.

Item 11.    Security Ownership of Certain        Proxy Statement for 2002 Annual
            Beneficial Owners and Management     Meeting of Shareholders to be
                                                 filed no later than April 24,
                                                 2002.

Item 12.    Certain Relationships and            Proxy Statement for 2002 Annual
            Related Transactions                 Meeting of Shareholders to be
                                                 filed no later than April 24,
                                                 2002.

                                     PART I
                                     ------

ITEM 1. - Description of Business

General

     First Washington FinancialCorp is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended and incorporated under the laws of the State of New Jersey. We are the holding company for First Washington State Bank, a New Jersey state chartered commercial bank. The bank is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Mercer, Monmouth and Ocean Counties, New Jersey. The bank operates through its main office located in Windsor, New Jersey, and ten branch offices located in Allentown, East Windsor, Freehold, Hamilton Square, Jackson, Lakewood, West Windsor and Whiting, New Jersey.

     The bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the bank are subject to the supervision and regulation of the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance. The principal executive offices of the bank are located at U.S. Route 130 & Main Street, Windsor, New Jersey 08561, and the telephone number is (609) 426-1000.

     Our vision for the bank is to continue to serve our local communities by providing customers with quick response and access to senior bank officers and decision-makers, while also offering new and innovative products and services. In 2001, we introduced "ExecuBanc" to provide PC banking services to our business customers. We also expanded into non-banking lines of business such as insurance through a joint marketing program with Congilose and Associates, equipment leasing with Leasing Partners, LLC, a third party equipment leasing firm and title insurance services through Windsor Title Agency, LP, a joint venture with a New Jersey based title agency.

Business of the Company

     We conduct a traditional commercial banking business and offer services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. We structure our specific services and fees in a manner designed to attract the business of (i) small and medium-sized businesses, and the owners and managers of these entities; (ii) professionals and middle managers of locally-based corporations; and (iii) individuals residing, working and shopping in the Central New Jersey trade area that we serve. We engage in a wide range of lending activities, offering commercial, consumer, residential and non-residential mortgage and construction loans.

Service Area

     Our service area primarily consists of Mercer, Monmouth and Ocean Counties, New Jersey, although we make loans throughout New Jersey. We operate through our main office in Windsor, New Jersey, and ten branch offices located in Allentown, East Windsor, Freehold, Hamilton Square, Jackson, Lakewood, West Windsor and Whiting, New Jersey.

Competition

     We operate in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than we do. Many large financial institutions compete for business in our service area. In addition, in November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Act permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry. Certain of our competitors have significantly higher lending limits than we do and provide services to their customers, which we do not offer.

     We believe that we are able to compete favorably with our competitors because we provide responsive personalized services through management's knowledge and awareness of our service area, customers and businesses.

Employees

     At December 31, 2001, we employed 115 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the company and the bank.

Bank Holding Company Regulation

     As a bank holding company registered under the Bank Holding Company Act, the company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

     The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company's voting shares) or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The Bank Holding Company Act was substantially amended through the Modernization Act. The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies which elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities not permissible for banks.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

     The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

     In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Bank Regulation

     As a New Jersey-chartered commercial bank, First Washington State Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, we are subject the to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

     Insurance Deposits. Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. We were not assessed a premium for 2001.

     In addition, we pay assessments used to repay a portion of the amounts owed on bonds issued by the Federal Financing Corporation to help pay for the thrift bailout of the early 1980s. This payment, equal to .0182% of assessed deposits, is in addition to the deposit insurance premiums discussed above, if any. In 2001 we were assessed $46,113 for these repayments.

     Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These guidelines are substantially similar to the Federal Reserve guidelines discussed above.

     In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2001, the bank's ratio of total capital to risk-weighted assets was 11.72%. Our Tier I capital to risk-weighted assets was 10.71%, and our Tier I capital to average assets was 7.82%.

     Dividends. The bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the bank may not pay a cash dividend unless, following the payment, the bank's capital stock will be unimpaired and the bank will have a surplus of no less than 50% of the bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the bank cannot pay dividends in such amounts as would reduce the bank's capital below regulatory imposed minimums.

ITEM 2. - Description of Property

     The bank owns its main office in Windsor, New Jersey, and its branch offices in Allentown, West Windsor, Lakewood and Hamilton, New Jersey. There are no outstanding mortgages on any of those properties. In addition, the bank leases its branch offices in Freehold (two offices), Lakewood, Jackson, Whiting and East Windsor, New Jersey, and its operations center in Windsor, New Jersey. The following table sets forth certain information regarding the bank's properties:


                                                                 DATE OF LEASE
                        LOCATION              LEASED OR OWNED     EXPIRATION
      -------------------------------------- ----------------- ---------------
      U.S. Route 130 and Main Street               Owned              N/A
      Windsor, New Jersey

      20 North Main Street                         Owned              N/A
      Allentown, New Jersey

      774 Alexander Road                           Owned              N/A
      West Windsor, New Jersey

      Raintree Town Center
      Route 537                                   Leased             07/12
      Freehold, New Jersey

      4301 Applewood Drive                        Leased             11/10
      Freehold, New Jersey

      Route 9 and Kennedy Boulevard               Leased             02/10
      Lakewood, New Jersey

      2275 West County Line Road                  Leased             09/16
      Jackson, New Jersey

      500 Route 530                               Leased             02/09
      Whiting, New Jersey

      304 Princeton-Hightstown Road               Leased             04/09
      East Windsor, New Jersey

      205 East Kennedy Boulevard                   Owned              N/A
      Lakewood, New Jersey

      2460 Whitehorse-Hamilton Square Road         Owned              N/A
      Hamilton, New Jersey

      100 North Main Street                       Leased             03/08
      Windsor, New Jersey

ITEM 3. - Legal Proceedings

     We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the company and the bank. Management does not believe that there is any pending or threatened proceeding against the company or the bank, which, if determined adversely, would have a material effect on the business or financial position of the company.


ITEM 4. - Submission of Matters to a Vote of Security Holders

     No Matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2001.


                                     PART II
                                     -------

ITEM 5. - Market for Common Equity and Related Shareholder Matters

     Our common stock is traded on the over-the-counter market and listed on the OTC Bulletin Board under the symbol "FWFC".

     The following table shows the high and low bid price for the common stock on the OTC Bulletin Board for the last two fiscal years. High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                      2001
                                                      ----
                                           High                     Low
                                           ----                     ---
                  1st Quarter             $15.83                   $12.78
                  2nd Quarter             $18.10                   $14.70
                  3rd Quarter             $18.14                   $12.89
                  4th Quarter             $14.25                   $12.35

                                                       2000
                                                       ----
                                           High                     Low
                                           ----                     ---
                  1st Quarter             $16.39                   $11.40
                  2nd Quarter             $15.32                   $14.34
                  3rd Quarter             $15.76                   $14.34
                  4th Quarter             $15.68                   $13.41

     The company has historically not paid cash dividends, but has declared annual stock dividends or stock splits. The market prices above are adjusted to account for (i) a four-for-three stock split paid on October 20, 2000, and (ii) a 5 percent stock dividend paid on December 11, 2001.

     As of December 31, 2001, the company had 584 shareholders of record.

ITEM 6. - Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

     We are the holding company for First Washington State Bank. The bank was founded in 1989 with the goal of providing high quality products and superior, personal customer service to individuals and businesses in the markets surrounding our office locations. Since we opened our first office in Windsor, New Jersey in December 1989, we have sought new locations with business communities underserved by the state's larger financial institutions. Our strategy of providing local, community based financial products and services has led us to grow to eleven offices, with our newest four offices opening in 1999 and 2000. We will continue to seek new locations in markets with a strong, small business community. We believe we can meet the needs of these customers faster and more efficiently than large, multi-state institutions, while maintaining our excellent history of credit quality and producing a return for our shareholders. We also believe that the continuing consolidation within our New Jersey market place will continue to provide us with opportunities to acquire customers who are not adequately served.

RESULTS OF OPERATIONS:  Year Ended December 31, 2001

     For the year ended December 31, 2001, we recognized net income of $2.52 million or $0.92 per share compared to net income of $2.15 million, or $0.80 per share for the year ended December 31, 2000. At December 31, 2001, our total assets reached $320.09 million, an increase of 16.70% over total assets at December 31, 2000, our net loans totaled $179.95 million, an increase of 17.72% over net loans at December 31, 2000 and our deposits totaled $280.19 million, an increase of 13.58% over total deposits at December 31, 2000.

     Our continued growth has occurred both in our existing markets and through our new office locations in Lakewood and Hamilton, New Jersey, which opened in 2000.

     Our results of operations depend primarily on net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on deposits and funds borrowed to support those assets. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest bearing liabilities. Net income is also affected by the amount of non-interest income (primarily service fees on deposit accounts) and operating expenses.

Net Income. For the year ended December 31, 2001, we recognized net income of $2.52 million, an increase of $371 thousand from income of $2.15 million for the year ended December 31, 2000. The year-to-year increase in reported net income is attributable to a $1.54 million increase in our net interest income and an increase in non-interest income. This increase was offset by an increase in non-interest expense of $962 thousand as well as an increase in the provision for loan losses of $280 thousand.

Interest Income. Total interest income increased $1.61 million, or 8.74%, to $20.03 million for the year ended December 31, 2001 from $18.42 million in 2000. This increase in interest income primarily reflects an increase in our average balance of earning assets. Average balances increased by $26.24 million for loans, $10.23 million for investment securities, and $2.21 million for federal funds sold. The average yield on the loan portfolio decreased to 8.40% from 8.81%, the average yield on taxable investment securities decreased to 5.89% from 6.69% and the average yield on federal funds sold decreased to 3.78% in 2001 from 6.32% in 2000, all reflecting lower market rates of interest. The narrower decrease in average yield on loans is a reflection of the repricing characteristics of these products as compared to securities and federal funds sold.

Interest Expense. Our interest expense for the year ended December 31, 2001 increased $67 thousand, or 0.70%, to $9.58 million from $9.51 million for 2000. The increase in interest expense reflects a 16.36% increase in average interest bearing liabilities during 2001, offset by a significant decline in market rates. The majority of the increase in interest expense was from borrowed funds, which increased by $61 thousand from $424 thousand for 2000 as compared to $485 thousand for 2001. The increase in interest expense on borrowed funds is attributable to increases in FHLB advances and sweep repurchase agreement average balances, which doubled from the prior year. Although deposits remain our primary source of funding, it is our strategy to fund loans from the most cost effective source. The composition of average deposits has changed greatly this year, with the largest change coming in the time deposit category. Time deposits now make up 54.61% of the portfolio, down from 57.28%, while NOW deposits increased to 9.69%, up from 8.56% of the portfolio. This shift in the composition of the deposit portfolio, toward lower cost deposits, has impacted interest expense significantly, allowing the bank to minimize the increase in interest expense even as the average balance of liabilities has significantly increased.

Net-Interest Income. As a result of the changes discussed above, net interest income increased by $1.54 million or 17.34%, for the year ended December 31, 2001 over net interest income for 2000. The net interest margin for the year ended December 31, 2001 was 4.02% as compared to 4.00% for the year ended December 31, 2000. The repricing intervals of assets and liabilities and the timing of market rate decreases enabled the minor interest margin increase.

The following table reflects the components of our net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and shareholders' equity, (2) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (3) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (4) the company's net interest spread (i.e., the average yield on interest earning assets less the average rate on interest bearing liabilities) and (5) the company's net yield on interest earning assets. Rates are computed on a tax equivalent basis.

                                                   FIRST WASHINGTON FINANCIALCORP
                                                        Average Balance Sheet
                                                       (dollars in thousands)

                                                    December 31,                      December 31,                 December 31,
                                          ------------------------------- ------------------------------   -------------------------
                                                        2001                            2000                          1999
                                          ------------------------------- ------------------------------   -------------------------
                                                                 Average                         Average                     Average
                                                        Interest  Rates                 Interest  Rates             Interest   Rates
                                            Average     Income/   Earned/  Average     Income/   Earned/ Average    Income/  Earned/
                                            Balance     Expense    Paid    Balance     Expense    Paid   Balance    Expense    Paid
                                          -----------  ------------------ -----------  ---------------------------- --------- ------
Assets:
Interest earning assets:
   Deposits with other banks                $    395   $     26    6.58%    $     88   $     7    7.95%   $     93  $     7   7.53%
   Loans                                     169,188     14,206    8.40%     142,946    12,593    8.81%    125,323   10,942   8.73%
   Taxable securities                         64,880      3,819    5.89%      57,545     3,849    6.69%     51,245    3,030   5.91%
   Tax exempt  securities                     36,488      2,444    6.70%      33,596     2,243    6.68%     33,968    2,265   6.67%
   Fed funds sold                             10,332        391    3.78%       8,123       513    6.32%      5,127      268   5.23%
                                            --------   --------    ----     --------   -------    ----    --------  -------   ----
Total interest earning assets                281,283     20,886    7.43%     242,298    19,205    7.93%    215,756   16,512   7.65%

Non-interest earning assets                   19,830                          16,707                        13,731
Allowance for possible loan losses            (1,913)                         (1,711)                       (1,570)
                                            --------                        --------                      --------
    Total assets                            $299,200                        $257,294                      $227,917
                                            ========                        ========                      ========

Liabilities and Shareholder's Equity:
Interest bearing liabilities:
   NOW accounts                             $ 25,428   $    451    1.77%    $ 19,566   $   396    2.02%   $ 14,589  $   249   1.71%
   Savings                                    34,190        686    2.01%      28,520       816    2.86%     29,214      707   2.42%
   Money market deposits                      16,258        337    2.07%      12,764       316    2.48%     12,429      304   2.45%
   Time deposits                             143,272      7,623    5.32%     130,886     7,563    5.78%    117,017    6,093   5.21%
   FHLB advances                               4,563        260    5.70%       3,514       221    6.29%      3,475      218   6.27%
   Other borrowed money                        8,002        225    2.81%       3,889       203    5.22%        166        5   3.01%
                                            --------   --------    ----      -------   -------    ----    --------  -------   -----
Total interest bearing liabilities           231,713      9,582    4.14%     199,139     9,515    4.78%    176,890    7,576   4.28%

Non-interest bearing liabilities:
Demand deposits                               43,207                          36,775                        31,674
Other liabilities                              3,767                           5,270                         4,593
                                            --------                        --------                      --------
    Total non-interest bearing liabilities    46,974                          42,045                        36,267

Shareholders' equity                          20,513                          16,110                        14,760
                                            --------                        --------                      --------
Total liabilities and shareholders' equity  $299,200                        $257,294                      $227,917
                                            ========                        ========                      ========
Net interest differential                                          3.29%                          3.15%                       3.37%
Net yield on interest earning assets                               4.02%                          4.00%                       4.14%
Net interest income                                    $ 11,304                       $ 9,690                      $ 8,936
                                                       ========                       =======                      =======

(1) Average loans include non-accrual loans, which were $150 thousand, $266 thousand and $7 thousand at December 31, 2001, 2000 and 1999, respectively. Loan fees of $432 thousand, $317 thousand and $449 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, are included in interest income.

(2) The indicated interest income and average yields are present on a taxable equivalent basis, utilizing an effective tax rate of 35%. The taxable equivalent adjustments included above are $855 thousand, $785 thousand and $794 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.

The following tables present, by category, the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.

               Year ended December 31, 2001 vs. December 31, 2000
                      Increase (Decrease) Due to Change in:
                      --------------------------------------

                                         --------       --------        -------
                                         Average        Average
                                          Volume          Rate            Net
                                         -------        --------         -------
                                                     (in thousands)
Interest Income:
Due from banks                           $    20        $    (1)        $    19
Loans                                      2,166           (553)          1,613
Taxable investment securities               (510)           480             (30)
Tax exempt securities                        194              7             201
Federal funds sold                           258           (380)           (122)
                                         -------        -------         -------
Total interest income                      2,128           (447)          1,681

Interest Expense:
Interest-bearing demand deposits              94            (39)             55
Savings and money market deposits            221           (330)           (109)
Time deposits                                368           (308)             60
Repurchase agreements                         39            (17)             22
FHLB advances                                 57            (18)             39
                                         -------        -------         -------
Total interest expense                       779           (712)             67
                                         -------        -------         -------
Net interest income                      $ 1,350        $   264         $ 1,614
                                         =======        =======         =======



               Year ended December 31, 2000 vs. December 31, 1999
                      Increase (Decrease) Due to Change in:
                      -------------------------------------
                                        --------       --------         -------
                                         Average        Average
                                         Volume          Rate             Net
                                         -------        -------         -------
                                           (in thousands)
Interest Income:
Due from banks ......................    $    --          $  --           $  --
Loans ...............................      1,552             99           1,651
Taxable investment securities .......        396            423             819
Tax exempt securities ...............        (25)             3             (22)
Federal funds sold ..................        181             64             245
                                         -------        -------         -------
Total interest income ...............      2,104            589           2,693

Interest Expense:
Interest-bearing demand deposits ....         95             52             147
Savings and money market deposits ...         (9)           130             121
Time deposits .......................        763            707           1,470
Repurchase agreements ...............        192              6             198
FHLB advances .......................          2              1               3
                                         -------        -------         -------

Total interest expense ..............      1,043            896           1,939
                                         -------        -------         -------
Net interest income .................    $ 1,061        $  (307)        $   754
                                         =======        =======         =======

Provision for Loan Losses. For the year ended December 31, 2001, we recognized a provision for loan losses of $535 thousand, an increase of $280 thousand over the provision of $255 thousand for the prior year. The increase in the provision for loan losses reflects the significant growth in the loan portfolio. Our provision for loan losses maintained the reserve at a level management believes appropriate in light of our lending activities, the quality of our loan portfolio, historical experience, volume and type of lending conducted by us, the status of past due and non-performing loans, the general economic conditions of our lending area and other factors affecting collectability of our loan portfolio. We had net charge-offs of $193 thousand for the year ended December 31, 2001 and $27 thousand for the year ended December 31, 2000. We experienced a decline in our level of classified loans during 2001 from $1.14 million at year-end December 31, 2000 to $308 thousand at year-end December 31, 2001. While our management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. Total non-interest income, composed primarily of service charge income, increased 20.56% or $294 thousand to $1.72 million at December 31, 2001 from $1.43 million at December 31, 2000. Non-interest income increased due to a $289 thousand increase in service fees on deposit accounts resulting from a greater level of demand and savings deposits. This increase was supplemented by an increase of $120 thousand in income on mortgages sold, reflecting an increase in origination volume caused by a decrease in market interest rates during 2001. It is our strategy to sell the majority of our residential mortgages in the secondary market, which gives us greater liquidity and less interest rate risk.

Non-Interest Expense. Our non-interest expense for 2001 increased over non-interest expense for 2000 by $962 thousand, or 12.66%. For 2001, our total non-interest expense was $8.56 million, compared to total non-interest expense of $7.60 million for 2000. The increase in non-interest expense reflects enhancements and additions to our products and services. Our salary and benefit expense increase of $419 thousand, as well as our occupancy expense increase of $160 thousand were a result of our new branches added in 2000 contributing a full years worth of expenses. While this factor contributed to increases in other expenses of $383 thousand, an increase in account activity, coupled with the increased utilization of telephone banking and the introduction of the "Execubanc" program, were largely responsible for a $125 thousand increase in data processing and a $28 thousand increase in telephone expense. Loan origination fees increased $46 thousand due to an increase in the loan portfolio. We also incurred an increase of $43 thousand in legal expense.

Income Taxes. Our effective income tax rate for 2001 was 17.9% and in 2000 it was 13.2%, compared to 14.7% in 1999. Our effective income tax rate was positively affected by the large amount of tax-exempt interest income during all periods. The tax-exempt income reduced our effective rate by 16.1% in the year 2001, 22.0% in 2000 and 18.7% in 1999.

                               FINANCIAL CONDITION


At December 31, 2001, our total assets were $320.09 million compared to $274.28 million at December 31, 2000, an increase of 16.70%. Increases through year-end 2001 compared to year-end 2000 included a $27.09 million increase in net loans, $13.18 million in investment and mortgage-backed securities and $3.76 million in federal funds sold. Deposits increased by $33.51 million from December 31, 2000 to December 31, 2001. Total deposits at December 31, 2001 were $280.19 million compared to $246.69 million at December 31, 2000.

Cash and Cash Equivalents. At December 31 2001, cash and equivalents increased $6.14 million from December 31, 2000. Federal funds sold increased by $3.76 million to $6.16 million at December 31, 2001 from $2.40 million at year-end 2000. The increase in federal funds sold reflects current market conditions, resulting in increased deposits.

Loan Portfolio. At December 31, 2001, our net loan portfolio increased by $27.09 million to $179.95 million at year-end 2001 from $152.86 million at year-end 2000. The increases were primarily concentrated in commercial real estate loans, which increased by $17.16 million. The remainder of the increases in the year ended December 31, 2001 occurred in commercial and industrial loans by $5.55 million and residential real estate by $5.15 million.

The following schedule presents the components of loans for each period presented (in thousands):

                                                                         December 31,
                                               -----------------------------------------------------------
                                                       2001                 2000                  1999
                                               ------------------    ----------------    -----------------
                                                Amount      Pct       Amount     Pct       Amount     Pct
                                               --------    -----     --------   -----    ---------   -----
Commercial and industrial                      $ 30,663    16.59%    $ 25,118    16.3%   $  24,559    18.0%
Commercial RE properties                         93,652     51.5%      76,493   49.95%      65,613    48.0%
Residential RE properties                        17,814      9.8%      12,665     8.2%      12,366     9.0%
Consumer                                          2,602      1.4%       2,451     1.6%       1,946     1.4%
Installment                                      20,076     11.0%      19,967    12.9%      18,178    13.3%
Home equity                                      17,108      9.4%      17,829    11.5%      14,121    10.3%
                                               --------    -----     --------   -----    ---------   -----
Gross loans                                     181,915    100.0%     154,523   100.0%     136,783   100.0%
Plus: Net deferred fees                             239                   202                  222
                                               --------              --------            ---------
Total loans                                     182,154               154,725              137,005
                                               --------              --------            ---------
Less: Allowance for possible loan losses         (2,207)               (1,865)              (1,637)
                                               --------              --------            ---------
Net loans                                      $179,947              $152,860            $ 135,368
                                               ========              ========            =========


                                                             December 31,
                                               --------------------------------------
                                                       1998                 1997
                                               ------------------    ----------------
                                                Amount      Pct       Amount     Pct
                                               --------    -----     --------   -----
Commercial and industrial                      $ 19,242     16.6%    $ 21,769    20.9%
Commercial RE properties                         54,788     47.3%      41,530    39.9%
Residential RE properties                        11,315      9.8%      12,055    11.6%
Consumer                                          1,850      1.6%       3,164     3.0%
Installment                                      17,308     14.9%      16,970    16.3%
Home equity                                      11,280      9.8%       8,654     8.3%
                                               --------    -----     --------   -----
Gross loans                                     115,783    100.0%     104,142   100.0%
Plus: Net deferred fees                             169                     9
                                               --------              --------
Total loans                                     115,952               104,151
                                               --------              --------
Less: Allowance for possible loan losses         (1,466)               (1,048)
                                               --------              --------
Net loans                                      $114,486              $103,103
                                               ========              ========

The following table sets forth, in terms of interest rate sensitivity, certain components of our loan portfolio as well as our fixed and adjustable rate loans within that portfolio at December 31, 2001.

                               Within 1 Year  1 to 5 Years  After 5 Years      Total
                               -------------  ------------  -------------    --------
                                                   (in thousands)
      Commercial                 $36,098        $73,633      $14,584         $124,315
                                 =======        =======      =======         ========
      Fixed rate loans           $ 2,118        $ 8,802      $10,410         $ 21,330
      Variable rate loans         33,980         64,831        4,174          102,985
                                 -------        -------      -------         --------
      Total(1)                   $36,098        $73,633      $14,584         $124,315
                                 =======        =======      =======         ========

      (1) Includes commercial and industrial and commercial real estate loans only.

Our loan portfolio consists primarily of loans secured by real estate and, to a lesser extent, commercial and consumer loans. Our loans are made primarily to businesses and individuals located in our New Jersey trade area. We have not made loans to borrowers outside the United States. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rates and selective marketing have enabled us to gain market entry to local loans. Mergers and reorganizations by larger banks competing with us have also contributed to our efforts to attract borrowers.

Real estate loans consist of loans secured by commercial and residential real properties. The largest segment of our portfolio is commercial real estate loans. These loans are secured by mortgages on real estate and assignments of rents and leases and generally by the personal guarantees of the principles of the borrowers. These loans are generally on multi-tenanted commercial properties. Loans for $500 thousand or greater require full Board approval, unless secured by marketable securities and deposits held at the bank. Loans meeting these collateral standards require Board approval if they involve a credit in excess of $600 thousand. We believe that this segment of the loan market, i.e. for loans with an original principal balance of less than $1 million secured by commercial real estate, receives the least attention from the large regional and money center banks serving the New Jersey market. Risks affecting this segment of our portfolio generally involve commercial real estate valuations.

The second largest component of our loan portfolio is commercial and industrial loans. These loans include commercial lines of credit, term loans, and our small business administration guaranteed loans, which constitute approximately 20% of the commercial loan segment of our portfolio. Under the SBA program, the SBA guarantees up to 80% of the loan. From time to time, we sell the guaranteed portion of the loan into the secondary market, and retain the unguaranteed portion for our portfolio. Commercial loans are generally secured by non-real estate assets of the business borrowers, and we also receive the personal guarantees of the principles of the borrowers. These loans generally have maturities of five (5) years or less. All of these loans must be approved by our full Board of Directors if they involve credit exposures over $200 thousand. Risks inherent in these loans involve the success of the business of the borrower, which may be impacted both by the borrower's business model and general economic conditions in the market served by the borrower.

Our installment loan portfolio consists primarily of loans secured by a first or second lien on residential real estate. These loans are generally fixed rate, fixed term loans with maturities of ten (10) to fifteen (15) years. The proceeds of these loans may be used for either personal or business uses. Installment loans for original balances in excess of $150 thousand must be approved by our full Board of Directors. Risks inherent in these loans include both general economic conditions, which may impact the borrowers' ability to repay, and real estate values, which will impact the value of collateral supporting the loan.

The home equity loan segment of our portfolio is made up of variable rate loans secured primarily by first and second mortgages on residential real estate. Loans in this portfolio generally have terms of twenty (20) years. As with installment loans, home equity loans for amounts in excess of $150 thousand must be approved by our full Board of Directors.

Our portfolio also contains a limited number of loans secured by residential real estate. Although the bank seeks to originate these loans as part of its marketing strategy, the majority of these loans are sold to secondary market investors and are not kept in the portfolio. The loans that are held in our portfolio generally have fixed rates and maturities of ten (10) to fifteen (15) years. Included within this portfolio are a limited number of residential construction loans, which are made only with end financing in place. These loans are generally secured by a first lien on a residential property.

The smallest component of our loan portfolio is consumer loans. Loans in this portfolio include auto loans (used to finance the purchase of both new and used automobiles), loans to finance the purchase of mobile homes, and unsecured loans. The risks in this segment of the portfolio mostly concern the borrower's ability to repay their loans rather than the value of the underlying collateral. As such, the risks inherent in these loans generally relate to general economic conditions and employment conditions in the company's primary trade area.


ASSET QUALITY

Our principal earning assets are loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is charged against current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

We attempt to minimize overall credit risk through loan diversification and our loan approval procedures. Our due diligence begins at the time we begin to discuss with a borrower the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.

At December 31, 2001, our total non-accrual loans declined by $116 thousand from $266 thousand at December 31, 2000, while our non-performing assets increased $72 thousand for the same period, reflecting an increase in other real estate owned. We had other real estate owned of $188 thousand at December 31, 2001, compared to $0 at December 31, 2000. The balance of our non-performing assets represents the unguaranteed portion of SBA term loans of $120 thousand, commercial real estate loans of $113 thousand, residential real estate loans of $54 thousand, time loans of $29 thousand and term loans of $22 thousand.

The following table sets forth information concerning our non-performing assets as of the dates indicated:

                                                                  December 31,
                                               -----------------------------------------------
                                                2001       2000       1999      1998      1997
                                               ------      -----     ------     -----    -----
Non-accrual loans (1)                          $  150      $ 266     $    7     $   9    $ 192
Other real estate owned                           188          -          -        90        -
                                               ------      -----     ------     -----    -----
 Total non-performing assets (1)               $  338      $ 266     $    7     $  99    $ 192
                                               ======      =====     ======     =====    =====
Non-accrual loans to total loans                 0.08       0.17%      0.01      0.01     0.18%
Non-performing assets to total assets            0.11       0.10%      0.00      0.05     0.11%
Allowance for possible loan losses as
 a percentage of non-performing assets             NM         NM         NM        NM       NM
Allowance for possible loan losses to
 total loans                                     1.21       1.21%      1.19      1.26     1.01%


(1) Excludes loans past due 90 days or more and still accruing interest of approximately $124 thousand and $0.5 thousand at December 31, 2000 and 1999, respectively. There were no loans past due 90 days or more and still accruing for the other periods presented here.

NM - Not meaningful

If the above-described non-accruing loans had been current, our interest income would have increased by $75 thousand and $15 thousand for the years ended December 31, 2001 and 2000, respectively. At the dates indicated in the table above, there was no concentration of loans to our borrowers exceeding 10% of our total loans and we had no foreign loans in either period.

At December 31, 2001, we had loans with outstanding balances of $308 thousand where known information caused management to have doubts as to the ability of the borrowers to comply with their present loan repayment terms and which are not disclosed above.

Allowance for Possible Loan Losses. We attempt to maintain an allowance for loan losses at a sufficient level to provide for losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery within the same year as the charge-off is credited to the allowance.

Risks within the loan portfolio are analyzed on a continuous basis by the company's officers, by outside, independent loan review auditors and by our Directors' Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. We segregate the loan portfolio for loan loss purposes into segments based upon the underlying collateral. We provide for a general allowance for losses inherent in the portfolio by the collateral categories. General loss percentages are calculated based upon historical analyses as well as estimates of the inherent losses which may exist as of the evaluation date but are not quantifiable at that time. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; migration trends in the portfolio; trends in volume and portfolio mix; new credit products; and peer group comparisons.

Specific allowances are provided in the event that the specific analysis on each classified loan indicates that the probable loss would be in excess of the general percentage allocation. In determining a specific loss allocation, we also take into account local, statewide and national economic performance but only to the extent such economic conditions actually impact the financial health of the borrower. If economic conditions produce deterioration in a borrower's cash flow or income statements, those factors are taken into account in setting the specific reserves, along with other factors management may deem appropriate. The provision for loan loss is adjusted to bring the allowance for loan losses to the required level as determined above. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although the allowance reflects management's best estimate of probable losses inherent in the loan portfolio, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the company's allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $342 thousand for the year ended 2001 from the year ended 2000. Between these periods, the economy in our market area began to slow, as it did nationally. Due to the slowing economy, we perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform at all times. Based upon our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, we increased our provision. We receive financial statements from borrowers on a periodic basis, and review them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loan may be performing. Based on these reviews and the existing level of our allowance, we then make adjustments as we deem appropriate.

Our allowance for possible loan losses totaled $2.21 million and $1.87 million at December 31, 2001 and December 31, 2000, respectively.

The following is a summary of the reconciliation of the allowance for possible loan losses for the five (5) years ended December 31, 2001.

                                                                  Year ended December 31,
                                                   2001       2000        1999       1998        1997
                                                 ---------  ---------   ---------  ---------   ---------
                                                                    (in thousands)
Balance at beginning of period                    $1,865      $1,637     $1,466     $1,048     $  977
CHARGE-OFFS:
Real estate                                           18        --           29        192       --
Installment                                           31          27         10         39        154
Commercial                                           177        --         --           11       --
                                                  ------      ------     ------     ------     ------
  Total charge-offs                                  226          27         39        242        154

RECOVERIES:
Real estate                                           25        --         --         --         --
Installment                                            8        --         --         --         --
                                                  ------      ------     ------     ------     ------
  Total recoveries                                    33        --         --         --         --
                                                  ------      ------     ------     ------     ------
Net charge-offs                                      193          27         39        242        154
Provision charged to expense                         535         255        210        660        225
                                                  ------      ------     ------     ------     ------
Balance of allowance at end of period             $2,207      $1,865     $1,637     $1,466     $1,048
                                                  ======      ======     ======     ======     ======

Ratio of net charge-offs to average
  loans outstanding                                 0.11%       0.02%      0.03%      0.22%      0.17%
Balance of allowance at period end as
  a percent of total loans at period end            1.21%       1.21%      1.19%      1.26%      1.01%

The following table sets forth, for each of our major lending areas, the amount and percentage of our allowance for loan losses attributable to such category, and the percentage of total loans presented by such category, as of the periods indicated:

                                                                            December 31,
                                 -------------------------------------------------------------------------------------------------
                                       2001                2000                 1999               1998                1997
                                 ---------------     ---------------      ---------------     ---------------      ---------------
                                            % of                % of                 % of                % of                 % of
                                 Amount    Total     Amount    Total      Amount    Total     Amount    Total     Amount     Total
                                 ------    -----     ------    -----      ------    -----     ------    -----     ------     -----
                                                                    (dollars in thousands)
Balance applicable to:
Commercial and industrial        $   279      13%     $   289     15%     $   232      14%    $   261      18%     $   232      22%

Real estate:
  Non-residential properties         954      43%         843     45%         670      41%        601      41%         357      34%
  Residential properties             154       7%         108      6%         131       8%        111       8%          91       9%
Consumer                              29       1%          28      2%          23       1%         20       1%          32       3%
Installment                          166       7%         162      9%         189      12%        177      12%         128      12%
Home equity                          148       7%         153      8%         142       9%        118       8%          64       6%
                                 -------   -----      -------   ----      -------    ----     -------    ----      -------    ----
  Subtotal                         1,730      78%       1,583     85%       1,387      85%      1,288      88%         904      86%
Unallocated reserves                 477      22%         282     15%         250      15%        178      12%         144      14%
                                 -------   -----      -------   ----      -------    ----     -------    ----      -------    ----
  Total                          $ 2,207     100%     $ 1,865    100%     $ 1,637     100%    $ 1,466     100%     $ 1,048     100%
                                 =======   =====      =======   ====      =======    ====     =======    ====      =======    ====

Investment and Mortgage-Backed Securities Portfolios. We maintain investment and mortgage-backed securities portfolios to fund increased loan demand or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolios are composed primarily of tax-free municipal securities and obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and to a lesser extent, corporate and other debt securities.

We classify our investment securities and mortgage-backed securities as either held-to-maturity or available-for-sale. Investment and mortgage-backed securities are classified as securities held-to-maturity based on management's intent and the company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held-to-maturity or trading securities are classified as securities available-for-sale, and are stated at fair value. Unrealized gains and losses on securities available-for-sale are excluded from results of operations, and are reported as a separate component of shareholders' equity, net of taxes. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2001 we had $38.02 million and $29.11 million of our investment portfolio classified as available-for-sale and held-to-maturity, respectively. At December 31, 2001 $43.39 million and $2.95 million of our mortgage-backed securities portfolio was classified as available-for-sale and held-to-maturity, respectively.

During 2001, our total investment securities portfolio, not including mortgage-backed securities, increased to $67.13 million, an increase of $14.40 million over our total investment securities portfolio of $52.73 million at December 31, 2000. The increase in our investment securities portfolio primarily occurred in the held-to-maturity portfolio, which increased to $29.11 million from $13.96 million at December 31, 2000. Investment securities available-for-sale decreased to $38.02 million at December 31, 2001 from $38.78 million a year earlier. The increase in the held-to-maturity portfolio reflects the purchases of tax-free municipal securities. Our mortgage-backed securities portfolio decreased to $46.34 million at December 31, 2001 from $47.56 million at December 31, 2000.

The increase in the investment securities portfolios reflects our investment of excess liquidity not needed to fund loan demand.

The following tables set forth the carrying value of our investment securities portfolio, excluding mortgage-backed securities, as of the dates indicated. A comparative summary of investment securities available-for-sale for the periods presented is as follows:


                                                    2001                  2000                 1999
                                           ---------------------  --------------------  ---------------------
                                           Amortized     Fair     Amortized     Fair    Amortized     Fair
                                              Cost       Value       Cost       Value      Cost       Value
                                           ---------   ---------  ---------   --------  ---------     -----
                                                                       (in thousands)
Investment securities available-for-sale
  U.S. government and agency securities     $ 2,475     $ 2,517    $ 8,241     $ 8,257     $ 4,642    $ 4,566
  Federal Home Loan Bank stock                  866         866        800         800         622        622
  State and municipal obligations            31,933      32,227     26,719      26,671      31,114     30,142
  Corporate securities                           80          82         80          80          12         12
  Other                                       2,319       2,331      2,968       2,968       1,905      1,900
                                            -------     -------    -------     -------     -------    -------
                                            $37,673     $38,023    $38,808     $38,776     $38,295    $37,242
                                            =======     =======    =======     =======     =======    =======
Investment securities held-to-maturity
  U.S. government and agency securities     $14,972     $15,170    $ 6,276     $ 6,340     $ 2,395    $ 2,320
  State and municipal obligations            14,136      14,114      7,682       7,788       3,691      3,682
                                            -------     -------    -------     -------     -------    -------
                                            $29,108     $29,284    $13,958     $14,128     $ 6,086    $ 6,002
                                            =======     =======    =======     =======     =======    =======

Realized gains on sales of investment securities available-for-sale were $31 thousand for the year ended December 31, 2001. There were no realized gains in 2000.

The amortized cost and fair value of our investment securities at December 31, 2001 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Available-for-sale                         Held-to-maturity
                                   -------------------------------------     --------------------------------------
                                                              Weighted                                   Weighted
                                   Amortized       Fair        Average       Amortized       Fair        Average
                                      Cost         Value        Yield           Cost         Value        Yield
                                   ----------      -----      --------       ---------       -----       --------
                                                                 (dollars in thousands)
Investment securities
  Due in one year or less            $ 9,685      $ 9,740        3.89%         $ 2,125      $ 2,135         3.33%
  Due in one year to five years        9,546        9,738        4.60%           8,926        9,094         4.76%
  Due in five years to ten years      13,959       14,093        4.58%          11,531       11,679         6.08%
  Due after ten years                  3,605        3,574        4.23%           6,526        6,376         4.68%

Equity securities                        878          878                            -            -
                                    --------     --------                     --------      -------
                                    $ 37,673     $ 38,023                     $ 29,108      $29,284
                                    ========     ========                     ========      =======

The amortized cost and fair value of our mortgage-backed securities are as follows:

                                                         2001                     2000                     1999
                                               ------------------------   ----------------------   --------------------
                                               Amortized       Fair       Amortized     Fair       Amortized      Fair
                                                  Cost         Value         Cost       Value         Cost        Value
                                               -----------   ----------   -----------  ---------   ----------   -------
                                                                               (in thousands)
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association         $15,507      $15,695      $11,951      $11,934      $20,951     $20,657
  Federal Home Loan Mortgage Corporation         21,279       21,547       27,832       27,721       17,330      16,909
  Government National Mortgage Association        6,088        6,152        7,956        7,901        6,365       6,299
                                                -------      -------      -------      -------      -------     -------
                                                $42,874      $43,394      $47,739      $47,556      $44,646     $43,865
                                                =======      =======      =======      =======      =======     =======
Mortgage-backed securities held-to-maturity
  Federal National Mortgage Association         $ 1,783      $ 1,799      $  --        $  --        $  --       $  --
  Federal Home Loan Mortgage Corporation          1,166        1,169         --           --           --          --
                                                -------      -------      -------      -------      -------     -------
                                                $ 2,949      $ 2,968      $  --        $  --        $  --       $  --
                                                =======      =======      =======      =======      =======     =======



The amortized cost and fair value of our mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Available-for-sale                           Held-to-maturity
                                    --------------------------------------      ------------------------------------
                                                                Weighted                                  Weighted
                                    Amortized       Fair        Average         Amortized       Fair       Average
                                       Cost         Value        Yield             Cost        Value        Yield
                                    ----------    ---------   -----------      -----------   ---------   ----------
                                                                  (dollars in thousands)
Mortgage-backed securities
  Due in one year or less             $      -     $      -         0.00%          $     -     $     -        0.00%
  Due in one year to five years            431          437         6.42%                -           -        0.00%
  Due in five years to ten years        17,531       17,740         4.59%            1,178       1,201        6.25%
  Due after ten years                   24,912       25,217         5.95%            1,771       1,767        6.07%
                                      --------     --------                        -------     -------
                                      $ 42,874     $ 43,394                        $ 2,949     $ 2,968
                                      ========     ========                        =======     =======

Other Assets. Other assets, consisting primarily of prepaid expense accounts, increased by $550 thousand to $1.33 million at December 31, 2001 from $782 thousand at December 31, 2000. The increase was due to an increase of $188 thousand in other real estate owned, $159 thousand in SBA guaranteed principal receivable, $140 thousand in cash surrender value of directors' life insurance, partially offset by a decrease of $131 thousand in principal receivable on investments.

Deposits. Deposits are our primary source of funds. During the year 2001, our total deposits increased by $33.51 million, or 13.58%. Increases within deposits included an $18.64 million increase in savings and money market deposits, a $12.01 million increase in non-interest bearing demand deposits, and an $8.99 million increase in interest bearing demand deposits. These increases were offset by a decrease in certificates of deposits under $100,000 of $6.52 million.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                                         December 31,
                                         ------------------------------------------------------------------------------
                                                  2001                       2000                        1999
                                         -----------------------     ----------------------     -----------------------
                                          Average      Average        Average     Average        Average      Average
                                           Amount       Yield         Amount       Yield          Amount       Yield
                                         --------      -------        -------     -------        -------      -------
                                                                    (dollars in thousands)
Non-interest bearing demand              $ 43,207          --       $ 36,775         --         $ 31,674         --
Interest bearing demand                    25,428        1.77%        19,566       2.02%          14,589       1.71%
Savings and money market deposits          50,448        2.03%        41,284       2.74%          41,643       2.43%
Time deposits                             143,272        5.32%       130,886       5.78%         117,017       5.21%
                                         --------                   --------                    --------
Total                                    $262,355                   $228,511                    $204,923
                                         ========                   ========                    ========

We generally do not solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits, but generally accept them as an accommodation to our existing customers and the development of new relationships. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 2001 (in thousands):

Time Deposits by maturity

Time Deposits ($100,000 and over)
Three months or less                     $  2,482
Over three months through nine months       2,117
Over nine months through twelve months        --
Over twelve months                          1,481
                                         --------
  Total                                  $  6,080
                                         ========

Sweep Repurchase Agreements. In late December of 1999, we began offering sweep repurchase agreements to our commercial customers to provide them with a more competitive rate. These accounts are overnight agreements with commercial customers that are collateralized by U.S. Government agency securities. At December 31, 2001 and December 31, 2000, respectively, we had $9.59 million and $5.76 million outstanding under repurchase agreements. This is a $3.83 million or 66.49% increase.

Interest Rate Risk Management. Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. Our net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of our Asset/Liability Committee ("ALCO"), which is comprised of five Board members. The process to review interest rate risk management is a regular part of our management. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors, which includes limits on the impact to earnings from shifts in interest rates.

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of our interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. We employ computerized interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rates changes will have upon the net interest spread.

At December 31, 2001, we maintained a one-year negative cumulative gap of $9.79 million, or 3.07% of total assets. This is within approved levels set by ALCO.




                                                       Interest Sensitivity Gap at December 31, 2001
                                                    3        3 to 12      1 to 5       Over 5
                                                 Months       Months       Years       Years        TOTAL
                                                -----------------------------------------------------------
                                                                       (in thousands)
Investment securities, at amortized cost        $  31,563   $  19,464    $  31,271    $  36,465   $ 118,763
Loans                                              44,962      19,801       88,977       28,416     182,156
                                                ---------   ---------    ---------    ---------   ---------
Total earning assets                               76,525      39,265      120,248       64,881     300,919
Non-interest bearing assets                        10,691        --           --          7,612      18,303
                                                ---------   ---------    ---------    ---------   ---------
Total assets                                    $  87,216   $  39,265    $ 120,248    $  72,493   $ 319,222
                                                =========   =========    =========    =========   =========

Interest bearing transactions deposits              2,992       9,653       66,287       13,304      92,236
Time deposits                                      44,323      58,093       32,094         --       134,510
Short term borrowings                               9,590         500         --           --        10,090
FHLB advances                                        --          --          3,500        1,000       4,500
                                                ---------   ---------    ---------    ---------   ---------
Total interest bearing liabilities                 56,905      68,246      101,881       14,304     241,336
Non-interest bearing liabilities                   10,796         320       12,341       31,025      54,482
                                                ---------   ---------    ---------    ---------   ---------
Total liabilities                                  67,701      68,566      114,222       45,329     295,818
Equity                                               --          --           --         23,404      23,404
                                                ---------   ---------    ---------    ---------   ---------
Total liabilities & equity                      $  67,701   $  68,566    $ 114,222    $  68,733   $ 319,222
                                                =========   =========    =========    =========   =========
Interest sensitivity gap                        $  19,515   $ (29,301)   $   6,026    $   3,760   $    --
Cumulative gap                                  $  19,515   $  (9,786)   $  (3,760)   $    --     $    --


Liquidity. Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of funds are deposits, scheduled amortization and repayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Through our investment portfolio, we generally have sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight Federal Funds, while still maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits.

As of December 31, 2001 our one-year cumulative, negative gap was 3.07%, which is due to the strategic pricing of both assets and liabilities. The Bank is not dependent upon volatile liabilities either in the short or long-term, but has a consistent pool of core deposits. Our loan to asset ratio as of December 31, 2001 was 56.22%, with the majority of loans maturing or having interest rate adjustments beyond one (1) year, but within five (5) years. These loans are funded by a stable core deposit base.

As an additional source of liquidity, we have available to us a $14.50 million overnight borrowing line with FHLB secured by our 1-4 family loan portfolio and other secured lines of credit totaling $6.50 million with our correspondent banks. In addition, we have available $10.00 million from the FHLB with a minimum term of one (1) month. Of this $10.00 million, $5.00 million is being utilized as of December 31, 2001. During the year ended December 31, 2001, and the year 2000, the bank did not find it necessary to purchase overnight Federal Funds, as deposit run-off and loan prepayments were at a minimum due to pricing strategies.

In late 1999, an overnight repurchase agreement product was begun. The initial accounts were transfers from existing products and did not add to our liability base. The average liabilities for these accounts for the year ended December 31, 2001 and for the year ended December 31, 2000 were $9.59 million and $5.76 million respectively. The proceeds from these accounts have enabled the bank to fund loan growth.

Net cash provided by our operating activities was $3.13 million in 2001 compared to $3.38 thousand in 2000, primarily due to an increase in other assets.

Net cash used in investing activities was $39.45 million in 2001 compared to $32.23 million in 2000. $12.15 million was utilized for net investment securities, and $27.62 million was utilized to fund loan growth, which was up from 2000 by $9.87 million, accounting for the majority of the increase from year to year.

Net cash provided by our financing activities was $42.45 million for 2001 compared to $27.59 million in 2000. The increase in 2001 was due to an increase in net deposit growth of $8.20 million, an increase of $4.06 million in net borrowed funds, and the issuance of common stock of $2.60 million.

Capital. A significant measure of the strength of a financial institution is its capital base. Our Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain certain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the federal regulators require that a financial institution, which meets the regulators' highest performance and operation standards, maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or those that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by at least 100 to 200 basis points. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

Our Federal regulators impose capital standards on bank holding companies, which are substantially similar to those, imposed upon the bank.

The following tables show our capital amounts and regulatory requirements for the periods shown.


                                                                                   For Capital Adequacy
                                                             Company Actual             Purposes         To Be Well Capitalized
                                                      ------------------------     -------------------   ----------------------
                                                         Amount          Ratio        Amount     Ratio      Amount      Ratio
                                                      -----------        -----     -----------   -----    -----------   ------
Total Capital (to risk-weighted assets)               $25,610,961        11.72%    $17,480,173    8.00%   $21,850,216   10.00%

Tier 1 capital (to risk-weighted assets)              $23,403,416        10.71%    $ 8,740,087    4.00%   $31,110,130    6.00%

Tier 1 capital (to average assets)                    $23,403,416         7.82%    $11,968,009    4.00%   $14,960,011    5.00%

Impact of Inflation and Changing Prices. Our financial statements and the notes to those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America U S GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements. On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company has evaluated the provisions of SFAS No. 141 and 142, and these Statements will not have an impact on the Company's consolidated financial position or results of operations.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have an impact on the Company's consolidated financial position or results of operation.


ITEM 7. - Financial Statements

     The information required by this item is included herein.

ITEM 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


ITEM 9. - Directors and Executive Officers of the Registrant; Compliance with
          Section 16(a)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 24, 2002.

     The following table sets forth certain information about each of our executive officers that are not also a director.


                                      Executive
                                       Officer
    Name, age and position              since       Principal occupation during past five years
    ----------------------              -----       -------------------------------------------
    Lisa M. Albert, 36                   2000       Vice President, Operations Supervisor for First
    Vice President                                  Washington State Bank
    Branch Operations

    Dawn S. Everett, 47                  2000       Vice President, Branch Administration, Human
    Vice President                                  Resources, Facilities, Security and Insurance
    Human Resources and Facilities                  for First Washington State Bank

    Lewis H. Foulke, Jr., 39             2000       Vice President, Finance, Operations, Management
    Vice President, CFO                             Information Systems and Accounting for First
    Finance, Operations and                         Washington State Bank
    Management Information Systems

    Carol M. Jones, 53                   2000       Vice President, Marketing Officer for First
    Vice President                                  Washington State Bank
    Marketing

    Sharon A. Lordi, 44                  2000       Vice President, Retail Lending for First
    Vice President                                  Washington State Bank
    Retail Lending

    Elizabeth A. Solewater, 54           2001       Senior Vice President, Commercial Lending,
    Senior Vice President                           Commercial Lender, SBA Lender for First
    Commercial Lending                              Washington State Bank, SBA Department Head for
                                                    PNC Bank

    Edna K. Stout, 65                    1993       Senior Vice President, Loan Administration for
    Senior Vice President                           First Washington State Bank
    Loan Administration


ITEM 10. - Executive Compensation

     Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 24 2002.


ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2002 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 24, 2002.


ITEM 12 - Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 24, 2002.


ITEM 13. - Exhibits, List and Reports on Form 8-K

(a) Exhibits

    Number                      Description of Exhibits
    ------                      -----------------------

     3.1 Certificate of Incorporation of First Washington FinancialCorp, a New Jersey corporation (1)

     3.2      Certificate of Incorporation of First Washington State Bank (1)

     3.3      Bylaws of First Washington FinancialCorp (1)

     3.4      Bylaws of First Washington State Bank (1)

     4.1      1997 Stock Option Plan (1)

     4.2      1999 Stock Option Plan (1)

      10 Change of Control Agreement between First Washington FinancialCorp and C. Herbert Schneider (1)

      21      Subsidiaries of the Registrant

      23 Consent of Grant Thornton LLP, as auditor to First Washington FinancialCorp

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-58650, declared effective on July 18, 2001.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                                                F - 1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                      F - 2

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999            F - 3

Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2001, 2000 and 1999                                                                  F - 4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
1999                                                                                              F - 5

Notes to Consolidated Financial Statements:                                                       F - 6



Report of Independent Certified Public Accountants
--------------------------------------------------


Board of Directors and Shareholders
First Washington FinancialCorp


         We have audited the accompanying consolidated balance sheets of First Washington FinancialCorp as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Washington FinancialCorp as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 30, 2002

                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                            -----------------------------
                                                                                 2001            2000
                                                                            -------------   -------------
ASSETS

  Cash and due from banks                                                   $  10,690,885   $   8,309,870
  Federal funds sold                                                            6,155,000       2,400,000
                                                                            -------------   -------------
    Total cash and cash equivalents                                            16,845,885      10,709,870

  Interest bearing deposits with banks                                               --           476,000
  Investment securities available-for-sale                                     38,022,875      38,776,008
  Investment securities held-to-maturity (fair value of $29,284,065 as of
      December 31, 2001 and $14,127,959 as of December 31, 2000)               29,108,371      13,957,646
  Mortgage-backed securities available-for-sale                                43,394,266      47,555,701
  Mortgage-backed securities held-to-maturity (fair value of $2,967,760
      as of December 31, 2001 and $0 as of December 31, 2000)                   2,948,956            --
  Loans, net                                                                  179,947,238     152,860,409
  Premises and equipment, net                                                   6,057,872       6,455,471
  Accrued interest receivable                                                   1,865,343       1,798,138
  Deferred tax asset, net                                                         570,071         903,722
  Other assets                                                                  1,331,539         782,232
                                                                            -------------   -------------
                      Total assets                                          $ 320,092,416   $ 274,275,197
                                                                            =============   =============


LIABILITIES
  Deposits
     Non-interest bearing - demand                                          $  53,445,467   $  41,435,236
     Interest bearing - demand                                                 32,181,773      23,190,157
     Savings and money market                                                  60,053,261      41,416,213
     Certificates of deposit, under $100,000                                  128,430,467     134,946,632
     Certificates of deposit, $100,000 and over                                 6,079,856       5,697,140
                                                                            -------------   -------------
                      Total deposits                                          280,190,824     246,685,378

  Securities sold under agreements to repurchase                                9,590,077       5,755,165
  FHLB advances                                                                 5,000,000       2,500,000
  Accrued interest payable                                                        332,229         435,819
  Other liabilities                                                             1,007,232         767,925
                                                                            -------------   -------------
                      Total other liabilities                                  15,929,538       9,458,909

                      Total liabilities                                       296,120,362     256,144,287
                                                                            -------------   -------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par
    value; 2,890,954 and  2,569,371 issued and outstanding at                  21,433,444      16,945,203
  December 31, 2001 and December 31, 2000, respectively
  Retained earnings                                                             1,969,972       1,322,348
  Accumulated other comprehensive income (loss)                                   568,638        (136,641)
                                                                            -------------   -------------
                      Total shareholders' equity                               23,972,054      18,130,910
                                                                            -------------   -------------
                      Total liabilities and shareholders' equity            $ 320,092,416   $ 274,275,197
                                                                            =============   =============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income

                                                                                      For the years ended December 31,
                                                                      ------------------------------------------------------------
                                                                             2001                2000                 1999
                                                                      -------------------  ------------------  -------------------
INTEREST INCOME
  Loans, including fees                                                     $ 14,206,298        $ 12,592,773         $ 10,942,061
  Investment and mortgage-backed securities                                    5,407,650           5,307,433            4,501,970
  Federal funds sold                                                             390,674             513,450              267,791
  Deposits with banks                                                             25,833               6,569                6,510
                                                                            ------------        ------------         ------------
                      Total interest income                                   20,030,455          18,420,225           15,718,332
                                                                            ------------        ------------         ------------
INTEREST EXPENSE
  Deposits                                                                     9,096,152           9,091,166            7,352,717
  Borrowed funds                                                                 485,404             423,577              223,672
                                                                            ------------        ------------         ------------
     Total interest expense                                                    9,581,556           9,514,743            7,576,389
                                                                            ------------        ------------         ------------
                      Net interest income                                     10,448,899           8,905,482            8,141,943

PROVISION FOR LOAN LOSSES                                                        535,000             255,000              210,000
                                                                            ------------        ------------         ------------
                      Net interest income after provision for loan losses      9,913,899           8,650,482            7,931,943
                                                                            ------------        ------------         ------------
NON-INTEREST INCOME
  Service fees on deposit accounts                                             1,192,233             902,776              844,347
  Other service charges and fees                                                 121,158             105,293               55,618
  Net gains on sale of investment and mortgage-backed
     securities                                                                   31,106                   -                    -
  Fee income on sales of mortgages                                               295,187             175,463              389,162
  Other                                                                           80,928             242,755              130,132
                                                                            ------------        ------------         ------------
                      Total non-interest income                                1,720,612           1,426,287            1,419,259
                                                                            ------------        ------------         ------------
NON-INTEREST EXPENSE
  Salaries                                                                     3,694,830           3,371,575            3,261,076
  Employee benefits                                                              774,140             677,955              622,779
  Occupancy expense                                                            1,052,461             892,259              780,350
  Other                                                                        3,039,597           2,656,811            2,419,121
                                                                            ------------        ------------         ------------
                      Total non-interest expense                               8,561,028           7,598,600            7,083,326
                                                                            ------------        ------------         ------------
                      Income before income tax expense                         3,073,483           2,478,169            2,267,876

INCOME TAX EXPENSE                                                               550,308             326,329              333,000
                                                                            ------------        ------------         ------------
                      NET INCOME                                            $  2,523,175        $  2,151,840         $  1,934,876
                                                                            ============        ============         ============
PER SHARE DATA

  NET INCOME - BASIC                                                        $       0.92        $       0.80         $       0.72
                                                                            ============        ============         ============
  NET INCOME - DILUTED                                                      $       0.89        $       0.77         $       0.69
                                                                            ============        ============         ============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
            Consolidated Statement of Changes in Shareholders' Equity
              For the years ended December 31, 2001, 2000 and 1999

                                                               Retained      Accumulated
                                                               Earnings         Other                                    Total
                                               Common        (Accumulated   Comprehensive      Comprehensive         Shareholder's
                                               Stock           deficit)     Income (loss)          Income               Equity
                                          -----------------  -------------- --------------- ---------------------  ---------------
Balance at January 1, 1999                    $ 15,098,638      $ (920,046)    $   174,884                             $14,353,476

  Net income                                             -       1,934,876               -             1,934,876         1,934,876

  5% stock dividend (91,431 shares)              1,839,592      (1,844,322)              -                     -            (4,730)

  Other comprehensive loss, net  of
     reclassification adjustments and taxes              -               -      (1,354,137)           (1,354,137)       (1,354,137)
                                                                                                     -----------
  Total comprehensive income                             -               -               -           $   580,739                 -
                                              ------------      ----------     -----------           ===========       -----------
Balance at December 31, 1999                  $ 16,938,230      $ (829,492)    $(1,179,253)                            $14,929,485

  Net income                                             -       2,151,840               -             2,151,840         2,151,840

  Stock options exercised                           10,000               -               -                     -            10,000

  Payment on fractional shares for
     4 for 3 stock split                            (3,027)              -               -                     -            (3,027)

  Other comprehensive income, net
     of reclassification adjustments and taxes           -               -       1,042,612             1,042,612         1,042,612
                                                                                                     -----------
  Total comprehensive income                             -               -               -           $ 3,194,452                 -
                                              ------------      ----------      ----------           ===========       -----------
Balance at December 31, 2000                  $ 16,945,203      $1,322,348      $ (136,641)                            $18,130,910

  Net income                                             -       2,523,175               -             2,523,175         2,523,175

  Capital offering proceeds (184,180 shares)     2,612,690               -               -                     -         2,612,690

  5% stock dividend (137,403 shares)             1,875,551      (1,875,551)              -                     -                 -

  Other comprehensive income, net
     of reclassification adjustments/taxes               -               -         705,279               705,279           705,279
                                                                                                     -----------
  Total comprehensive income                             -               -               -           $ 3,228,454                 -
                                              ------------      ----------       ---------           ===========       -----------
Balance at December 31, 2001                  $ 21,433,444      $1,969,972       $ 568,638                             $23,972,054
                                              ============      ==========       =========                             ===========

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows

                                                                                             For the years ended December 31,
                                                                                         2001              2000            1999
                                                                                     ------------ ------------------   ------------
OPERATING ACTIVITIES
  Net income                                                                         $  2,523,175       $  2,151,840   $  1,934,876
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           547,842            539,240        428,840
  Provisions for loan losses                                                              535,000            255,000        210,000
  Gains on sales of investment securities                                                 (31,106)                 -              -
  Amortization of premium on investment securities                                         89,473             86,303         83,186
  Amortization of premium on mortgage-backed securities                                   105,084             88,886        134,635
  Accretion of discount on investment securities                                           (6,478)            (6,574)        (6,294)
  Accretion of discount on mortgage-backed securities                                    (135,853)           (92,526)       (97,325)
  Increase in accrued interest receivable                                                 (67,205)          (352,990)      (285,254)
  (Increase) decrease in other assets                                                    (563,969)           706,398     (2,508,623)
  Increase in accrued interest payable                                                   (103,590)            85,121         30,002
  Increase (decrease) in other liabilities                                                239,300            (84,398)       231,254
                                                                                     ------------        -----------    -----------
                      Net cash provided by operating activities                         3,131,673          3,376,300        155,297
                                                                                     ------------        -----------    -----------

INVESTING ACTIVITIES
  Maturities (purchases) of interest bearing deposits with banks                          476,000           (383,000)             -
  Purchases of investment securities available-for-sale                                (5,686,490)        (7,937,573)   (18,795,390)
  Purchases of investment securities held-to maturity                                 (30,828,976)        (8,682,744)    (1,000,000)
  Purchases of mortgage-backed securities available-for-sale                          (15,478,850)       (13,041,122)   (19,390,400)
  Purchases of mortgage-backed securities held-to-maturity                             (3,181,607)                 -              -
  Proceeds from sales of investment securities available-for-sale                         595,779                  -              -
  Proceeds from sales of mortgage-backed securities available-for-sale                  4,927,092                  -              -
  Proceeds from maturities of investment securities available-for-sale                  9,602,380          3,622,832      5,883,786
  Proceeds from maturities of investment securities held-to-maturity                   11,126,120            735,000      1,939,012
  Proceeds from maturities of mortgage-backed securities available-for-sale               104,980                  -              -
  Repayment of principal on investment securities available-for-sale                    2,058,031          3,802,650      6,471,931
  Repayment of principal on mortgage-backed securities available-for-sale              14,381,962          9,948,566     10,077,809
  Repayment of principal on mortgage-backed securities held-to-maturity                   226,945                  -              -
  Net increase in loans                                                               (27,621,829)       (17,747,366)   (21,092,371)
  Purchase of premises and equipment                                                     (150,243)        (2,546,397)      (808,100)
                                                                                     ------------        -----------    -----------
                      Net cash used in investing activities                           (39,448,706)       (32,229,154)   (36,713,723)
                                                                                     ------------        -----------    -----------
FINANCING ACTIVITIES
  Issuance of common stock                                                              2,612,690             10,000              -
  Payment for fractional shares                                                                 -             (3,027)        (4,730)
  Net increase in demand deposits and savings accounts                                 39,638,895          8,614,039     13,692,701
  Net increase in certificate of deposits                                              (6,133,449)        16,696,927     22,060,530
  Net increase (decrease) in borrowed funds                                             6,334,912          2,276,165       (500,000)
                                                                                     ------------        -----------    -----------
                      Net cash provided by financing activities                        42,453,048         27,594,104     35,248,501
                                                                                     ------------        -----------    -----------
Net (decrease) increase in cash and cash equivalents                                    6,136,015         (1,258,750)    (1,309,925)

Cash and cash equivalents, beginning of year                                           10,709,870         11,968,620     13,278,545
                                                                                     ------------        -----------    -----------
Cash and cash equivalents, end of year                                               $ 16,845,885       $ 10,709,870   $ 11,968,620
                                                                                     ============       ============   ============

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Washington FinancialCorp (the Company) was formed to operate as a bank holding company. Concurrently with its formation in 1998, the Company issued one share of its common stock in exchange for one share of common stock of First Washington State Bank (the Bank). The formation of the holding company called for a conversion of par value from $5.00 per share, to no par value.

     The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its eleven branches in Mercer, Ocean, and Monmouth Counties, New Jersey.

     The Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for savings and time deposits, and for types of loans. Such institutions, as well as consumer finance, insurance, and brokerage firms, may be considered competitors of the Bank with respect to one or more of the services it provides.

     The Bank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

     1.  Basis of Financial Statement Presentation

     The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America US GAAP and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries, FWS Holdings, Inc., Windsor Financial, Inc., Windsor Realty Holdings, Inc., and Windsor Title Holdings, Inc. Windsor Financial, Inc. maintains certain of the Bank's intangible assets, such as a portion of its investment portfolio. Windsor Realty Holdings, Inc. owns real estate where the Bank now has or may in the future have operations. Windsor Title Holdings, Inc. offers title insurance through a 50% partnership with Windsor Title Agency, LP. All intercompany balances and transactions have been eliminated.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ significantly from those estimates.

     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, management has determined that the Company and its subsidiaries operate in one business segment, community banking.

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     2. Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities


     The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended. In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. The Company adopted this new standard on March 31, 2001 and it did not have a material impact upon the Company's consolidated financial statements.

     3. Financial Instruments

     The Bank accounts for its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, and deposits.

     4. Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Cash paid during the period and year for interest and income taxes are as follows:


                          2001           2000            1999
                      -------------   ------------   -------------

Interest               $ 9,685,146    $ 9,429,622     $ 7,546,387

Income taxes             $ 515,000      $ 466,920       $ 486,400





     5. Investment and Mortgage-Backed Securities

     The Bank accounts for its investment and mortgage-backed securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income.



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS No. 133 effective July 1, 2000. No adjustment was required as a result of the change in accounting principle.

     SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments, as defined by SFAS No. 119, at December 31, 2001 or December 31, 2000.

     6. Loans and Allowance for Loan Losses

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

     Accrual of interest is discontinued on a loan when principal and interest become 90 days or more past due and when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Once a loan is placed on non-accrual status, interest previously accrued and uncollected is charged to operations and interest is included in income thereafter only to the extent actually received in cash.

     The Bank accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan loses in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

     7. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets.


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


     8. Income Taxes

     Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

     The Company and its Subsidiaries file a consolidated federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.


     9. Earnings Per Share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

     EPS is computed based on the weighted average number of shares of common stock outstanding, after giving retroactive effect to a 5% stock dividend declared on August 11, 1999, a 4-for-3 stock split declared on September 13, 2000, the issuance of additional common stock of 184,180 shares on October 15, 2001 and a 5% stock dividend declared on November 14, 2001.




                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     10. Advertising Costs

     The Company expenses advertising costs as incurred.

     11. Stock Options

     The Company accounts for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation." The standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

     All stock option information has been revised to give retroactive effect to a 5% stock dividend declared on August 11, 1999, a 4-for-3 stock split declared on September 13, 2000, the issuance of additional common stock of 184,180 shares on October 15, 2001 and a 5% stock dividend declared on November 14, 2001.

     12. Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

     The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                                            December 31, 2001
                                                            --------------------------------------------
                                                             Before Tax        Tax         Net of Tax
                                                               Amount        Expense         Amount
                                                            -------------   -----------   --------------
Unrealized gain on securities
     Unrealized holding gains arising during period          $ 1,116,151     $ (390,653)     $  725,498
  Less reclassification adjustment for gains
     realized in net income                                      (31,106)        10,887         (20,219)
                                                             -----------     ----------      ----------
Other comprehensive income, net                              $ 1,085,045     $ (379,766)     $  705,279
                                                             ===========     ==========      ==========




                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                            December 31, 2000
                                                            --------------------------------------------
                                                             Before Tax        Tax         Net of Tax
                                                               Amount        Expense         Amount
                                                            -------------   -----------   --------------
Unrealized gain on securities
     Unrealized holding gains arising during period          $ 1,618,705     $ (576,093)     $1,042,612
  Less reclassification adjustment for gains
     realized in net income                                           -             -                -
                                                             -----------     ----------      ----------
Other comprehensive income, net                              $ 1,618,705     $ (576,093)     $1,042,612
                                                             ===========     ==========      ==========

                                                                            December 31, 1999
                                                            --------------------------------------------
                                                             Before Tax        Tax         Net of Tax
                                                               Amount        Expense         Amount
                                                            -------------   -----------   --------------
Unrealized gain on securities
     Unrealized holding losses arising during period         $(2,083,288)    $  729,151     $(1,354,137)
  Less reclassification adjustment for gains
     realized in net income                                           -              -               -
                                                             -----------     ----------      ----------
Other comprehensive loss, net                                $(2,083,288)    $  729,151      $(1,354,137)
                                                             ===========     ==========      ==========





     13. Business Combinations

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The Company has elected to adopt the provisions of SFAS 142 as of January 1, 2002. The adoption of these Statements did not have a material impact on the Company's financial position or results of operations.

     14. Reclassifications

    Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.




                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and fair value of the Bank's available-for-sale and held-to-maturity investment securities, excluding mortgage-backed securities, are as follows:

                                                                      2001
                                            ----------------------------------------------------------
                                                               Gross          Gross
                                              Amortized      Unrealized    Unrealized         Fair
                                                Cost           Gains         Losses          Value
                                            ----------------------------------------------------------
Investment securities available-for-sale
  U.S. government and agency securities       $ 2,475,413      $ 44,538       $  2,752     $ 2,517,199
  Federal Home Loan Bank stock                    866,200             -              -         866,200
  State and municipal obligations              31,932,733       373,658         79,336      32,227,055
  Corporate securities                             80,000         1,659              -          81,659
  Other                                         2,319,132        11,630              -       2,330,762
                                              -----------      --------       --------     -----------
                                              $37,673,478      $431,485       $ 82,088     $38,022,875
                                              ===========      ========       ========     ===========
Investment securities held-to-maturity
  U.S. government and agency securities       $14,972,515      $207,043       $  9,549     $15,170,009
  State and municipal obligations              14,135,856       173,497        195,297      14,114,056
                                              -----------      --------       --------     -----------
                                              $29,108,371      $380,540       $204,846     $29,284,065
                                              ===========      ========       ========     ===========

                                                                       2000
                                            ----------------------------------------------------------
                                                               Gross          Gross
                                              Amortized      Unrealized    Unrealized         Fair
                                                Cost           Gains         Losses          Value
                                            ----------------------------------------------------------
Investment securities available-for-sale
  U.S. government and agency securities       $ 8,240,920      $ 28,123       $ 12,290     $ 8,256,753
  Federal Home Loan Bank stock                    799,700             -              -         799,700
  State and municipal obligations              26,718,558       139,015        186,466      26,671,107
  Corporate securities                             80,000             -              -          80,000
  Other                                         2,968,246         1,065            863       2,968,448
                                              -----------      --------       --------     -----------
                                              $38,807,424      $168,203       $199,619     $38,776,008
                                              ===========      ========       ========     ===========
Investment securities held-to-maturity
  U.S. government and agency securities       $ 6,276,061      $ 64,410       $      -     $ 6,340,471
  State and municipal obligations               7,681,585       105,903              -       7,787,488
                                              -----------      --------       --------     -----------
                                              $13,957,646      $170,313       $      -     $14,127,959
                                              ===========      ========       ========     ===========

    Realized gains on sales of investment securities available-for-sale were approximately $31,106 for the year ended December 31, 2001 and $0 for the year ended December 31, 2000.





                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENT SECURITIES - Continued

    The amortized cost and fair value of the Bank's investment securities at December 31, 2001 and December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             2001
                                                  -----------------------------------------------------------
                                                     Available-for-sale            Held-to-maturity
                                                  -----------------------------------------------------------
                                                    Amortized         Fair        Amortized         Fair
                                                       Cost           Value         Cost            Value
                                                  ------------     ------------   -----------   -----------
Investment securities
  Due in one year or less                          $ 9,684,918      $ 9,739,792   $ 2,125,023   $ 2,135,131
  Due in one year to five years                      9,546,236        9,738,024     8,926,070     9,093,650
  Due in five years to ten years                    13,959,024       14,092,444    11,530,855    11,679,418
  Due after ten years                                3,605,100        3,574,415     6,526,423     6,375,866

Equity securities                                      878,200          878,200             -             -
                                                   -----------      -----------   -----------   -----------
                                                   $37,673,478      $38,022,875   $29,108,371   $29,284,065
                                                   ===========      ===========   ===========   ===========

    Investment securities having a carrying value of approximately $8,380,000 and $7,923,000 as of December 31, 2001 and 2000, respectively, were pledged to secure public funds or other purposes required or permitted by law.


NOTE C - MORTGAGE-BACKED SECURITIES

    The amortized cost, unrealized gains and losses, and fair value of the Bank's mortgage-backed securities available-for-sale are as follows:

                                                                             2001
                                                  -----------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized      Unrealized    Unrealized         Fair
                                                      Cost           Gains         Losses          Value
                                                  ----------------------------------------------------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association            $ 15,507,376      $198,165       $ 10,261    $ 15,695,280
  Federal Home Loan Mortgage Corporation             21,279,066       269,864          1,966      21,546,964
  Government National Mortgage Association            6,087,435        67,207          2,620       6,152,022
                                                   ------------      --------       --------    ------------
                                                   $ 42,873,877      $535,236       $ 14,847    $ 43,394,266
                                                   ============      ========       ========    ============
Mortgage-backed securities held-to-maturity
  Federal National Mortgage Association            $  1,782,624      $ 23,020       $  6,900    $  1,798,744
  Federal Home Loan Mortgage Corporation              1,166,332         2,684              -       1,169,016
  Government National Mortgage Association                    -             -              -               -
                                                   ------------      --------       --------    ------------
                                                   $  2,948,956      $ 25,704       $  6,900    $  2,967,760
                                                   ============      ========       ========    ============



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE C - MORTGAGE-BACKED SECURITIES - Continued

                                                                            2000
                                                  ----------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized      Unrealized    Unrealized         Fair
                                                      Cost           Gains         Losses          Value
                                                  ----------------------------------------------------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association            $ 11,951,283      $ 56,601       $ 74,116    $ 11,933,768
  Federal Home Loan Mortgage Corporation             27,831,614       126,608        237,486      27,720,736
  Government National Mortgage Association            7,956,308        11,154         66,265       7,901,197
                                                   ------------      --------       --------    ------------
                                                   $ 47,739,205      $194,363       $377,867    $ 47,555,701
                                                   ============      ========       ========    ============

    The amortized cost and fair value of the Bank's mortgage-backed securities at December 31, 2001 and December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        2001
                                           ------------------------------------------------------------------
                                               Available-for-sale                   Held-to-maturity
                                           ------------------------------------------------------------------
                                            Amortized          Fair              Amortized          Fair
                                               Cost            Value               Cost            Value
                                           -------------   --------------      --------------   -------------
Mortgage-backed securities
  Due in one year or less                           $ -              $ -                 $ -             $ -
  Due in one year to five years                 430,634          436,556                   -               -
  Due in five years to ten years             17,530,751       17,740,272           1,178,098       1,201,119
  Due after ten years                        24,912,492       25,217,438           1,770,858       1,766,642
                                           ------------     ------------         -----------     -----------
                                           $ 42,873,877     $ 43,394,266         $ 2,948,956     $ 2,967,761
                                           ============     ============         ===========     ===========

                                                        2000
                                           ------------------------------
                                               Available-for-sale
                                           ------------------------------
                                            Amortized          Fair
                                               Cost            Value
                                           -------------   --------------
Mortgage-backed securities
  Due in one year or less                     $ 266,014        $ 264,696
  Due in one year to five years                 955,467          948,564
  Due in five years to ten years             15,214,717       15,135,473
  Due after ten years                        31,303,007       31,206,968
                                           ------------     ------------
                                           $ 47,739,205     $ 47,555,701
                                           ============     ============

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE D - LOANS

         Loans are as follows:


                                               2001               2000
                                          ----------------   ---------------

Commercial and industrial                    $ 30,663,222      $ 25,118,315
Commercial RE properties                       93,652,264        76,493,496
Residential RE properties                      17,813,748        12,664,559
Consumer                                        2,602,709         2,450,945
Installment                                    20,076,075        19,966,714
Home equity                                    17,107,884        17,829,552
                                            -------------      ------------
                                              181,915,902       154,523,581
Deferred loan fees                                238,881           202,033
Allowance for possible loan losses             (2,207,545)       (1,865,205)
                                            -------------      ------------
  Loans, net                                $ 179,947,238     $ 152,860,409
                                            =============     =============

    Non-performing assets include loans past due 90 days or more, impaired loans and other real estate owned. The aggregate amount of these assets at December 31, 2001 and December 31, 2000 was approximately $338,000, and $266,000, respectively.

    In the ordinary course of business, the Bank has granted loans to shareholders, officers, directors, and their affiliates. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The aggregate approximate amount of these loans outstanding at December 31, 2001 and 2000 was $ 6,219,000 and $4,128,000, respectively. New loans amounted to approximately $3,997,000 and $2,409,000, and repayments amounted to approximately $1,906,000 and $734,000 during the years ended December 31, 2001 and 2000, respectively.

    Changes in the allowance for possible loan losses were as follows:

                                      2001          2000        1999
                                  ----------    -----------   ----------

Balance at beginning of year      $1,865,205    $1,636,991    $1,466,145
Provision for loan losses            535,000       255,000       210,000
Net charge-offs                     (192,660)      (26,786)      (39,154)
                                  ----------    ----------    ----------
Ending balance                    $2,207,545    $1,865,205    $1,636,991
                                  ==========    ==========    ==========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE E - PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

                                                      Estimated
                                                     Useful Life          2001             2000
                                                    --------------   ---------------   --------------
Land                                                   Indefinite       $ 1,708,525      $ 1,708,525
Land and building equipment                            2-15 Years         1,638,140        1,543,876
Building                                                 40 Years         3,190,976        3,190,976
Furniture and equipment                                   5 Years         2,677,504        2,648,035
                                                                        -----------      -----------
                                                                          9,215,145        9,091,412
Less accumulated depreciation and amortization                           (3,157,273)      (2,635,941)
                                                                        -----------      -----------
                                                                        $ 6,057,872      $ 6,455,471
                                                                        ===========      ===========




    Depreciation and amortization charged to operations amounted to approximately $548,000 and $539,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE F - DEPOSITS

    The schedule of maturities of certificates of deposit is as follows:

2002                                  $ 102,034,983
2003                                     15,830,750
2004                                     11,765,029
2005                                      2,160,825
2006                                      2,718,736
                                      -------------
                                      $ 134,510,323
                                      =============


NOTE G - BORROWINGS

    1.  Federal Home Loan Bank Advances

    At December 31, 2001 the Bank had $5,000,000, compared to $2,500,000 at December 31, 2000 of advances due to the Federal Home Loan Bank (FHLB). These advances mature as follows $500,000 in 2002; $2,000,000 in 2003; $1,500,000 in
2004, $1,000,000 in 2007. The weighted average interest rate was 5.48% and 6.39% for the years ended December 31, 2001 and 2000, respectively.




                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE G - BORROWINGS - Continued

    2.  Securities Sold Under Agreements to Repurchase

    Securities sold under repurchase agreements are as follows:




                                                                   December 31,
                                                                       2001
                                                                  --------------

Balance at year-end                                                  $ 9,590,077
Average during the year                                                8,001,825
Maximum month-end balance                                             11,055,758
Weighted average rate during the year                                      2.81%
Rate at December 31                                                        0.61%




NOTE H - OTHER EXPENSE

    The components of other expense are detailed as follows:

                                                   2001            2000            1999
                                               --------------  -------------   -------------
Furniture and equipment                            $ 579,517      $ 551,855       $ 455,080
Data processing                                      394,509        269,655         268,201
FDIC premiums                                         46,113         44,982          21,778
Stationery and printing                              302,262        255,771         180,802
Professional and other fees                          514,417        510,603         466,410
Other                                              1,202,779      1,023,945       1,026,850
                                                 -----------    -----------     -----------
                                                 $ 3,039,597    $ 2,656,811     $ 2,419,121
                                                 ===========    ===========     ===========

NOTE I - INCOME TAXES

    Income tax expense (benefit) is comprised of the following:


                                           2001           2000          1999
                                       -------------  -------------  -----------
Federal
  Current                                 $ 601,125       $481,851    $ 444,839
  Deferred                                  (40,902)      (159,795)    (170,691)
                                          ---------       --------    ---------
                                            560,223        322,056      274,148
                                          ---------       --------    ---------
State
  Current                                         -        112,623       96,912
  Deferred                                   (9,915)      (108,350)     (38,060)
                                          ---------       --------    ---------
                                             (9,915)         4,273       58,852
                                          ---------       --------    ---------
                                          $ 550,308       $326,329    $ 333,000
                                          =========       ========    =========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE I - INCOME TAXES - Continued

    A reconciliation of the difference between the effective rate and statutory rate is as follows:

                                                                           2001           2000          1999
                                                                       -------------  -------------  -----------
Federal income tax at statutory rate                                    $ 1,044,984       $842,578    $ 771,078
Tax-exempt interest                                                        (538,064)      (493,506)    (498,227)
State income taxes, net of federal income tax benefit                             -         74,331       63,962
Other                                                                        43,388        (97,074)      (3,813)
                                                                        -----------       --------    ---------
                                                                        $   550,308       $326,329    $ 333,000
                                                                        ===========       ========    =========

Net deferred tax assets and liabilities consist of the following:


                                                                           2001           2000
                                                                       -------------  -------------
Deferred tax assets
  Provision for loan losses                                               $ 840,642       $719,357
  Other, primarily state net operating loss carryforwards                   117,974        117,974
  Basis of premises and equipment                                            41,489         82,292
  Unrealized loss on securities available-for-sale                                -         78,279
  Alternative minimum tax credit                                            201,744        169,300
                                                                         ----------     ----------
                                                                          1,201,849      1,167,202
Deferred tax liabilities
  Deferred loan costs                                                      (138,357)      (119,600)
  Discount accretion                                                       (192,273)      (143,880)
  Unrealized gain on securities - available-for-sale                       (301,148)             -
                                                                         ----------     ----------
                                                                           (631,778)      (263,480)
                                                                         ----------     ----------
                      Net deferred tax asset                             $  570,071     $  903,722
                                                                         ==========     ==========






                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE J - EARNINGS PER SHARE

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               For the year ended December 31, 2001
                                               ------------------------------------
                                               Income          Shares         Per Share
                                            (numerator)     (denominator)      Amount
                                           --------------   --------------  -------------
Basic EPS
  Income available to common stockholders     $2,523,175        2,745,252         $ 0.92

Effect of dilutive securities
  Options                                              -          105,143          (0.03)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $2,523,175        2,850,395         $ 0.89
                                              ==========        =========         ======

    127,068 options to purchase shares of common stock with exercise prices ranging from $15.12 to $20.00 per share were not included in the computation of diluted EPS for the year ended December 31, 2001 because the exercise price was greater than the average market price of the common stock.

                                               For the year ended December 31, 2000
                                               ------------------------------------
                                               Income          Shares         Per share
                                            (numerator)     (denominator)      amount
                                           --------------   --------------  -------------
Basic EPS
  Income available to common stockholders     $2,151,840        2,696,643         $ 0.80

Effect of dilutive securities
  Options                                              -          104,888          (0.03)
                                           --------------   --------------  -------------

Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $2,151,840        2,801,531         $ 0.77
                                           ==============   ==============  =============

    132,357 options to purchase shares of common stock with exercise prices ranging from $15.24 to $20.00 per share were not included in the computation of diluted EPS for the year ended December 31, 2000 because the exercise price was greater than the average market price of the common stock.


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE J - EARNINGS PER SHARE - Continued

                                               For the year ended December 31, 1999
                                               ------------------------------------
                                               Income          Shares         Per Share
                                            (numerator)     (denominator)      Amount
                                           --------------   --------------  -------------
Basic EPS
  Income available to common stockholders     $1,934,876        2,695,313         $ 0.72

Effect of dilutive securities
  Options                                              -          109,680          (0.03)
                                           --------------   --------------  -------------

Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,934,876        2,804,993         $ 0.69
                                           ==============   ==============  =============

    88,622 options to purchase shares of common stock with exercise prices ranging from $15.24 to $16.25 per share were not included in the computation of diluted EPS for the year ended December 31, 1999 because the exercise price was greater than the average market price of the common stock.


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
                  OF CREDIT RISK

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    The Bank had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:


                                          2001          2000
                                      -----------    -----------
Commitments to extend credit          $42,333,000    $48,558,000
Standby letters of credit             $ 2,181,000    $ 2,016,000

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include Small Business Administration guarantees, deposit accounts at the Bank, marketable securities, personal or commercial real estate, accounts receivable, inventory, and equipment.


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
                        OF CREDIT RISK - Continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral to support these commitments.

    The Bank provides credit services, predominantly to small businesses and their owners, located within Mercer, Monmouth, and Ocean Counties, New Jersey. Substantially all of the loans outstanding at December 31, 2001 and December 31, 2000 are real estate related and the collateral is primarily located within the above-mentioned area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic stability of this region.


NOTE L - LEASE COMMITMENTS

    The Bank has entered into several non-cancelable operating lease agreements for its banking facilities. Additionally, the Bank is responsible for pro rata operating expense escalations. The approximate minimum annual rental payments at December 31, 2001, under these leases are as follows:


2001                                                               $  341,000
2002                                                                  353,000
2003                                                                  365,000
2004                                                                  377,000
2005                                                                  390,000
Thereafter                                                          1,669,000
                                                                   ----------
                                                                   $3,495,000
                                                                   ==========

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Bank had to use significant estimations and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Bank.

    Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Estimated fair values have been determined by the Bank using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000, respectively, are outlined below.

    For cash and due from banks, federal funds sold, and interest bearing deposits with banks, the recorded book value of approximately $16,846,000 and $11,186,000 approximates fair value at December 31, 2001 and 2000, respectively. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.

                                                    2001                                  2000
                                      ---------------------------------     ----------------------------------
                                         Carrying         Estimated            Carrying          Estimated
                                          amount          fair value            amount          fair value
                                      ----------------  ---------------     ----------------  ----------------
Investment and mortgage-backed
  securities                            $ 113,474,000    $ 113,669,000        $ 100,289,000     $ 100,460,000
Loans                                   $ 182,155,000    $ 184,864,000        $ 154,726,000     $ 155,026,000

    The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                     2001                                  2000
                                      ---------------------------------     ----------------------------------
                                         Carrying         Estimated            Carrying          Estimated
                                          amount          fair value            amount          fair value
                                      ----------------  ---------------     ----------------  ----------------
Time deposits                           $ 134,510,000    $ 137,384,000        $ 140,644,000     $ 139,143,000

       The fair values of securities under agreements to repurchase totaling approximately $9,590,000 and $5,755,000 and of the FHLB advances totaling approximately $5,000,000 and $2,500,000 are estimated to approximate their recorded book balances at December 31, 2001 and 2000, respectively.

    The fair values of commitments to extend credit are estimated based on the amount of unamortized deferred loan commitment fees. The fair values of letters of credit are based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair values of letters of credit are considered immaterial.




                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE N - STOCK OPTION PLANS

    The Board of Directors adopted the First Washington State Bank 1997 Stock Option Plan (the 1997 Stock Option Plan). Participation in the Plan is limited to directors and key employees of the Company and any of its subsidiaries. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan provided for an aggregate of 345,933 shares of common stock to be issued pursuant to stock options granted under the Plan. Effective with the approval of the 1997 Stock Option Plan, all 40,412 options previously granted under the 1991 Stock Option Plan are now considered granted under the 1997 Stock Option Plan and the 1991 Stock Option Plan was terminated.

    In December 1999, the Board of Directors adopted the First Washington Financial Corp 1999 Stock Option Plan (the Plan). Plan participation is limited to Directors of the Company and any of its subsidiaries. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan provides for an aggregate of 70,000 shares of common stock to be issued pursuant to Stock Options granted under the Plan. Generally, options will vest at rates varying from 20% per year, (full vesting after 5 years), except for these options which vested immediately in the year of grant.

    The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the plans been based on the fair value of the options on the grant date consistent with SFAS No. 123, the Company's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:


                                           2001             2000            1999
                                        ----------       ----------       ----------
Net income         As reported          $2,523,000       $2,152,000       $1,935,000
                   Pro forma            $2,429,000       $2,115,000       $1,416,000

Basic EPS          As reported          $     0.92       $     0.84       $     0.75
                   Pro forma            $     0.88       $     0.82       $     0.57

Diluted EPS        As reported          $     0.89       $     0.81       $     0.72
                   Pro forma            $     0.86       $     0.80       $     0.53

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before October 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.08%, 6.13% and 5.28% in 2001, 2000 and 1999, respectively; and expected life of 10 for both periods.






                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE N - STOCK OPTION PLANS - Continued

    A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:

                                                   2001                     2000                     1999
                                         ------------------------     --------------------     ---------------------
                                                        Weighted                 Weighted                  Weighted
                                                         average                  average                   average
                                                        exercise                 exercise                  exercise
                                            Shares        price      Shares        price       Shares        price
                                         ------------------------     --------------------     ---------------------
Outstanding at beginning of year             306,577       $16.39     299,920       $ 9.90       220,152      $ 7.96
Granted                                        9,675        14.96       9,883        16.31        95,991       15.73
Cancelled                                     (8,365)       15.96        (699)       15.90       (16,224)      15.58
Exercised                                          -            -      (2,526)        3.96             -           -
                                             -------                  -------                    -------
Outstanding at end of year                   307,887       $10.18     306,577       $10.39       299,920      $ 9.90
                                             =======       ======     =======       ======       =======      ======
Weighted average fair value of
  options granted during the year                          $ 5.91                   $ 7.46                    $ 6.45
                                                           ======                   ======                    ======

    The following table summarizes information concerning options outstanding at December 31, 2001:

                       Options outstanding                          Options exercisable
-------------------------------------------------------------     -------------------------
                                      Weighted
                                      average      Weighted                      Weighted
                                     remaining      average                       average
    Range of           Number       contractual    exercise          Number      exercise
exercise prices      outstanding     life (years)    price         exercisable     price
-----------------   -------------   -------------  ----------     -------------  ----------
$ 2.96                    37,045          .75          $ 2.97            37,045      $ 2.97
$ 6.86 - $ 7.27          139,349         5.85          $ 6.91           139,349      $ 6.91
$13.73 - $20.00          131,493         8.17          $ 8.17           100,002      $15.71
                         -------                                        -------      ------
                         307,887                                        276,396
                         =======                                        =======

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE O - EMPLOYEE BENEFIT PLAN

    The Bank has a defined contribution plan 401(k) covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed approximately $37,000, $45,000 and $31,000 into the plan in 2001, 2000 and 1999, respectively.


NOTE P - REGULATORY MATTERS

    State banking statutes restrict the amount of dividends on capital stock. Accordingly, no dividends shall be paid by the Bank on its capital stock unless following the payment of such dividends, the capital stock of the Bank will be unimpaired, and (1) the Bank will have a surplus of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus of the Bank.

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, management believes that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.





                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE P - REGULATORY MATTERS - Continued

    The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                For Capital Adequacy
                                                                 Actual           Purposes            To Be Well Capitalized
                                                         ---------------------- --------------------- ------------------------
                                                            Amount      Ratio      Amount     Ratio      Amount       Ratio
                                                         ---------------------- --------------------- ------------------------
As of December 31, 2001
  Total capital (to risk-weighted assets)                $ 25,610,961   11.72%  $ 17,480,173   8.00%   $ 21,850,216    10.00%

  Tier 1 capital (to risk-weighted assets)               $ 23,403,416   10.71%  $  8,740,087   4.00%   $ 13,110,130     6.00%

  Tier 1 capital (to average assets)                     $ 23,403,416    7.82%  $ 11,968,009   4.00%   $ 14,960,011     5.00%

As of December 31, 2000
  Total capital (to risk-weighted assets)                $ 20,114,815   11.00%  $ 14,627,025   8.00%   $ 18,283,781    10.00%

  Tier 1 capital (to risk-weighted assets)               $ 18,249,610    9.98%  $  7,313,512   4.00%   $ 10,970,268     6.00%

  Tier 1 capital (to average assets)                     $ 18,249,610    6.74%  $ 10,830,019   4.00%   $ 13,537,524     5.00%

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FIRST WASHINGTON FINANCIALCORP




           By:/s/ C. Herbert Schneider
              ------------------------

                                                  C. HERBERT SCHNEIDER
                                                  President & CEO
Dated:  March 13, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                NAME                                  TITLE                           DATE
                ----                                  -----                           ----

/s/ Abraham S. Opatut                 Chairman of the Board                    March 13, 2002
    --------------------------
    Abraham S. Opatut

/s/ C. Herbert Schneider              President and CEO                        March 13, 2002
    --------------------------        (Principal executive officer)
    C. Herbert Schneider

/s/ Lewis H. Foulke                   Vice President Finance and CFO           March 13, 2002
    --------------------------        (Principal financial and accounting
    Lewis H. Foulke                   officer)


/s/ Harry Horowitz                    Vice Chairman of the Board               March 13, 2002
    --------------------------
    Harry Horowitz

/s/ James N. Corcodilos               Director                                 March 13, 2002
    --------------------------
    James N. Corcodilos

/s/ James R. Johnson, Jr.             Director                                 March 13, 2002
    --------------------------
    James R. Johnson, Jr.

/s/ Jerry Kokes                       Director                                 March 13, 2002
    --------------------------
    Jerry Kokes

/s/ Steven I. Pfeffer                 Director                                 March 13, 2002
    --------------------------
    Steven I. Pfeffer

/s/ Ross Wishnick                     Director                                 March 13, 2002
    --------------------------
    Ross Wishnick

