Form 10QSB
period 2002-03-31
FIRST WASHINGTON FINANCIAL CORP
filed 2002-05-14
CIK 1137679

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

                  For the quarterly period ended March 31, 2002

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                         Commission file number 0-32949
                                                -------

                         FIRST WASHINGTON FINANCIALCORP
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                                   NEW JERSEY
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   52-2150671
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                           US ROUTE 130 & MAIN STREET
                            WINDSOR, NEW JERSEY 08561
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 426-1000
                ------------------------------------------------
                (Issuer's Telephone Number, including area code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of May 13, 2002 there were 2,890,954 shares of common stock, no par value, outstanding.

================================================================================

                                   FORM 10-QSB

                                      INDEX


Part I.     Financial Information                                                                         Page(s)


Item 1.     Financial Statements

            Consolidated Balance Sheet - at March 31, 2002 (unaudited) and
               December 31, 2001                                                                            1

            Consolidated Income Statement (unaudited) - Three months
               ended March 31, 2002 and 2001                                                                2

            Changes in Shareholders' Equity (unaudited) - Three months
               ended March 31, 2002                                                                         3

            Consolidated Statement of Cash Flows (unaudited) - Three months
               ended March 31, 2002 and 2001                                                                4

            Notes to Consolidated Financial Statements (unaudited)                                        5-6


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        7-12


Part II.    Other Information

            Item 1.  Legal Proceedings                                                                    13

            Item 2.  Changes in Securities and Use of Proceeds                                            13

            Item 3.  Defaults Upon Senior Securities                                                      13

            Item 4.  Submission of Matters to a Vote of Security Holders                                  13

            Item 5.  Other Information                                                                    13

            Item 6.  Exhibits and Reports on Form 8-K                                                     13

                     Signature Page                                                                       14


                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets


                                                                      March 31,       December 31,
                                                                        2002              2001
                                                                    ------------      ------------
                                                                     (unaudited)
ASSETS
   Cash and due from banks                                          $ 11,299,970       $10,690,885
   Federal funds sold                                                  6,400,000         6,155,000
                                                                    ------------      ------------
     Total cash and cash equivalents                                  17,699,970        16,845,885

   Investment securities available-for-sale                           45,330,206        38,022,875
   Investment securities held-to-maturity (fair value of
      $30,653,779 as of March 31, 2002 and
      $29,284,065 as of December 31, 2001)                            30,533,591        29,108,371
   Mortgage-backed securities available-for-sale                      46,618,865        43,394,266
   Mortgage-backed securities held-to-maturity
      (fair value of $3,559,687 as of March 31, 2002 and
      $2,967,760 as of December 31, 2001)                              3,560,696         2,948,956
   Loans, net                                                        179,519,895       179,947,238
   Premises and equipment, net                                         5,939,346         6,057,872
   Accrued interest receivable                                         1,939,896         1,865,343
   Deferred tax asset, net                                               671,108           570,071
   Other assets                                                        1,158,937         1,331,539
                                                                    ------------      ------------
             Total assets                                           $332,972,510      $320,092,416
                                                                    ============      ============


LIABILITIES
   Deposits
        Non-interest bearing - demand                               $ 50,411,215      $ 53,445,467
        Interest bearing - demand                                     36,310,887        32,181,773
        Savings and money market                                      54,759,806        60,053,261
        Certificates of deposit, under $100,000                      137,663,112       128,430,467
        Certificates of deposit, $100,000 and over                    14,605,557         6,079,856
                                                                    ------------      ------------
             Total deposits                                          293,750,577       280,190,824

   Securities sold under agreements to repurchase                      7,622,648         9,590,077
   FHLB advances                                                       5,000,000         5,000,000
   Accrued interest payable                                              339,503           332,229
   Other liabilities                                                   1,529,359         1,007,232
                                                                    ------------      ------------
             Total other liabilities                                  14,491,510        15,929,538

             Total liabilities                                       308,242,087       296,120,362
                                                                    ------------      ------------

SHAREHOLDERS' EQUITY
   Common stock - authorized, 10,000,000 shares of no par value;
      2,890,954 issued and outstanding at March 31, 2002 and
      December 31, 2001, respectively                                 21,433,444        21,433,444
   Retained earnings                                                   2,916,132         1,969,972
   Accumulated other comprehensive income (loss)                         380,847           568,638
                                                                    ------------      ------------
             Total shareholders' equity                               24,730,423        23,972,054
                                                                    ------------      ------------
             Total liabilities and shareholders' equity             $332,972,510      $320,092,417
                                                                    ============      ============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income

                                   (unaudited)

                                                                  For the three months ended
                                                                ------------------------------
                                                                 March 31,
                                                                   2002                2001
                                                                ----------          ----------
INTEREST INCOME
   Loans, including fees                                        $3,485,902          $3,347,376
   Investment and mortgage-backed securities                     1,348,958           1,441,920
   Federal funds sold                                               40,931             110,463
   Deposits with banks                                                  --               8,077
                                                                ----------          ----------
        Total interest income                                    4,875,791           4,907,836
                                                                ----------          ----------

INTEREST EXPENSE
   Deposits                                                      1,641,404           2,565,608
   Borrowed funds                                                   79,057             106,538
                                                                ----------          ----------
     Total interest expense                                      1,720,461           2,672,146
                                                                ----------          ----------
        Net interest income                                      3,155,330           2,235,690

PROVISION FOR LOAN LOSSES                                           60,000              65,000
                                                                ----------          ----------
        Net interest income after provision for loan losses      3,095,330           2,170,690
                                                                ----------          ----------

NON-INTEREST INCOME
   Service fees on deposit accounts                                277,375             285,804
   Other service charges and fees                                   29,970              29,785
   Net gains on sale of investment and mortgage-backed
     securities                                                         --              20,178
   Fee income on sales of mortgages                                108,724              23,045
   Other                                                            17,028              24,613
                                                                ----------          ----------
        Total non-interest income                                  433,098             383,425
                                                                ----------          ----------

NON-INTEREST EXPENSE
   Salaries                                                      1,018,460             875,806
   Employee benefits                                               245,140             193,476
   Occupancy expense                                               240,872             227,157
   Other                                                           782,796             590,951
                                                                ----------          ----------
        Total non-interest expense                               2,287,268           1,887,390
                                                                ----------          ----------
        Income before income tax expense                         1,241,160             666,725

INCOME TAX EXPENSE                                                 295,000              80,308
                                                                ----------          ----------
        NET INCOME                                              $  946,160          $  586,417
                                                                ==========          ==========


PER SHARE DATA
   NET INCOME - BASIC                                           $     0.33          $     0.22
                                                                ==========          ==========
   NET INCOME - DILUTED                                         $     0.32          $     0.21
                                                                ==========          ==========

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
         Consolidated Statement of Changes in Shareholders' Equity For
                       Three Months Ended March 31, 2002
                                   (unaudited)


                                                           Retained     Accumulated
                                                           Earnings         Other                             Total
                                           Common        (Accumulated   Comprehensive    Comprehensive     Shareholders'
                                           Stock           deficit)     Income (loss)        Income          Equity
                                         -----------     ------------   -------------    -------------     -------------
Balance at December 31, 2001             $21,433,444      $1,969,972     $ 568,638                         $23,972,054

   Net Income                                     --         946,160            --       $  946,160            946,160

   Other comprehensive loss, net
     of taxes                                     --              --      (187,791)        (187,791)          (187,791)
                                                                         ---------       ----------        -----------

   Total comprehensive income (unaudited          --              --            --       $  758,369                 --
                                                                                         ==========
Balance at March 31, 2001                $21,433,444      $2,916,132     $ 380,847                         $24,730,423
                                         ===========      ==========     =========                         ===========

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows

                                                                                  For the three months ended March 31,
                                                                                  ------------------------------------
                                                                                         2002              2001

OPERATING ACTIVITIES
   Net income                                                                         $    946,160         $    586,417
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           128,125              140,425
   Provisions for loan losses                                                               60,000               65,000
   Gains on sales of investment securities                                                      --              (20,178)
   Amortization of premium on investment securities                                         39,341               18,036
   Amortization of premium on mortgage-backed securities                                    28,760               23,087
   Accretion of discount on investment securities                                           (1,962)              (1,460)
   Accretion of discount on mortgage-backed securities                                     (34,927)             (49,162)
   Increase in accrued interest receivable                                                 (74,554)              44,110
   (Increase) decrease in other assets                                                      52,440             (259,216)
   Increase in accrued interest payable                                                      7,275               16,942
   Increase (decrease) in other liabilities                                                522,127               42,224
                                                                                      ------------         ------------
     Net cash provided by operating activities                                           1,672,785              606,225
                                                                                      ------------         ------------

INVESTING ACTIVITIES
   Purchases of investment securities available-for-sale                                (9,947,623)            (200,803)
   Purchases of investment securities held-to maturity                                  (4,862,122)          (5,848,672)
   Purchases of mortgage-backed securities available-for-sale                           (7,764,709)          (4,224,245)
   Purchases of mortgage-backed securities held-to-maturity                               (998,502)                  --
   Proceeds from sales of investment securities available-for-sale                              --              595,779
   Proceeds from maturities of investment securities available-for-sale                  2,140,000            3,807,295
   Proceeds from maturities of investment securities held-to-maturity                    3,730,000            2,800,000
   Repayment of principal on investment securities available-for-sale                      230,359               35,302
   Repayment of principal on mortgage-backed securities available-for-sale               4,196,706            2,839,620
   Repayment of principal on mortgage-backed securities held-to-maturity                   387,111                   --
   Net increase in loans                                                                   487,343           (6,458,937)
   Purchase of premises and equipment                                                       (9,587)              (9,298)
                                                                                      ------------         ------------
      Net cash used in investing activities                                            (12,411,024)          (6,663,959)
                                                                                      ------------         ------------

FINANCING ACTIVITIES
   Net increase in demand deposits and savings accounts                                 (4,198,593)           8,164,861
   Net increase in certificate of deposits                                              17,758,346            5,002,436
   Net increase (decrease) in borrowed funds                                            (1,967,429)             517,201
                                                                                      ------------         ------------
      Net cash provided by financing activities                                         11,592,324           13,684,498
                                                                                      ------------         ------------
Net (decrease) increase in cash and cash equivalents                                       854,085            7,626,764

Cash and cash equivalents, beginning of year                                            16,845,885           10,709,870
                                                                                      ------------         ------------
Cash and cash equivalents, end of period                                              $ 17,699,970         $ 18,336,634
                                                                                      ============         ============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
             Three months ended March 31, 2002 and 2001 (unaudited)

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

         1. Basis of Financial Statement Presentation

         The financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be attained for an entire fiscal year.

         2. Recent Accounting Pronouncements

         On January 1, 2002, the Company adopted Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Company's financial position or results of operations.

         3. Shareholders' Equity

         On December 11, 2001 the Company paid a 5 percent stock dividend. This resulted in the issuance of 137,403 shares of common stock. Earnings per share at March 31, 2001 have been adjusted to reflect the stock dividend.

         4. Comprehensive Income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

         The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                              March 31, 2002                      March 31, 2001
                                                    ----------------------------------   -----------------------------------
                                                    Before tax     Tax      Net of tax   Before tax      Tax      Net of tax
                                                      amount     Benefit      amount       amount      Expense      amount
                                                    ----------------------------------   -----------------------------------
                                                               (unaudited)                           (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising
      during period                                 $ (288,909)  $101,118   $(187,791)   $1,154,839   $(403,972)   $750,867
Less reclassification adjustment for gains
     realized in net income                                 --         --          --       (20,178)      7,062     (13,116)
                                                    ----------   --------   ---------    ----------   ---------    --------
Other comprehensive income (loss), net              $ (288,909)  $101,118   $(187,791)   $1,134,661   $(396,910)   $737,751
                                                    ==========   ========   =========    ==========   =========    ========

NOTE B - EARNINGS PER SHARE

         The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                  For the three months ended March 31, 2002
                                              -------------------------------------------------
                                                 Income          Shares            Per Share
                                              (numerator)     (denominator)          Amount
                                              -----------     -------------        ---------
Basic EPS
   Income available to common stockholders      $946,160        2,890,954           $0.33

Effect of dilutive securities
   Options                                            --          101,831           (0.01)
                                                --------        ---------           -----

Diluted EPS
   Income available to common stockholders
     plus assumed conversions                   $946,160        2,992,785           $0.32
                                                ========        =========           =====

                                                  For the three months ended March 31, 2001
                                              -------------------------------------------------
                                                 Income          Shares            Per Share
                                              (numerator)     (denominator)          Amount
                                              -----------     -------------        ---------
Basic EPS
   Income available to common stockholders      $586,417        2,697,840           $0.22

Effect of dilutive securities
   Options                                            --          105,261           (0.01)
                                                --------        ---------           -----

Diluted EPS
   Income available to common stockholders
     plus assumed conversions                   $586,417        2,803,101           $0.21
                                                ========        =========           =====

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2002 and March 31, 2001

                                    OVERVIEW

For the three months ended March 31, 2002, the Company realized a 61.4% increase in net income over the same period last year. Net income for the three months ended March 31, 2002 was $946 thousand or $0.33 per basic share, compared to $586 thousand or $0.22 for the same period the prior year. Total assets grew to $333.0 million at March 31, 2002 from $320.1 million at year-end, a $12.9 million increase. The Company's net loans fell slightly from a year-end total of $179.9 million to $179.5 million at March 31, 2002. Deposits showed considerable growth from $280.2 million at December 31, 2001 to $293.8 million at March 31, 2002. This growth is a reflection of First Washington's continued penetration in its existing markets and should be further enhanced by the addition of the new branch site to be opened in June 2002 in Plumsted Township.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income remained consistent at $4.9 million for the three months ended March 31, 2002 as compared to the same period in 2001. While average earning assets increased by $41.6 million from March 31, 2001 to March 31, 2002, the average yield on interest earning assets declined by 103 basis points. The decrease in interest rates is a reflection of the general decline in market interest rates over that same period. Loans saw the largest increase in average balance to $180.0 million at March 31, 2002 from $155.5 million at March 31, 2001. This was a $24.5 million or 15.8% increase. This increase in average net loans, and their repricing characteristics, helped to cushion the rate decline in yield in shorter-term investments such as Federal Funds Sold, which experienced a 372 basis point decline.

Interest Expense. The Company's interest expense for the first quarter of 2002 decreased $1.0 million to $1.7 million from $2.7 million through the first quarter of 2001. The decline in the average cost of interest bearing liabilities from 4.87% to 2.79% more than offset the increase in the average balance of interest bearing liabilities, as average interest bearing liabilities increased to $246.9 million at March 31, 2002 from $219.4 million at the same time in 2001. The greatest increases in average interest bearing liabilities was seen in NOW accounts, which increased $10.4 million to $33.6 million at March 31, 2002 from $23.2 million at March 31, 2001, followed by savings accounts with an $8.6 million increase to $38.4 million from $29.8 million for the same periods.

Net-Interest Income. Net interest income for the three months ended March 31, 2002 was $3.2 million, an increase of $1.0 million over net interest income of $2.2 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, increased by 106 basis points to 3.93% for the three months ended March 31, 2002 from 2.87% for the same period in 2001. The net yield on interest-earning assets also increased to 4.46% at March 31, 2002 from 3.69% at March 31, 2001. These increases are the result of liabilities repricing faster than assets in a declining interest rate environment.

The following tables presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

                         FIRST WASHINGTON FINANCIALCORP

                        Comparative Average Balance Sheet
                         Three Months Ended (unaudited)

                                                      March 31                                  March 31
                                        ------------------------------------      -------------------------------------
                                                        2002                                      2001
                                        ------------------------------------      -------------------------------------
                                                                     Average                                   Average
                                                          Interest    Rates                       Interest      Rates
                                             Average       Income/   Earned/         Average       Income/     Earned/
                                             Balance       Expense     Paid          Balance       Expense       Paid
                                           ------------  ----------   ------       ------------   ----------   ------
Assets:
Interest earning assets:
   Deposits with other banks               $         --  $       --   0.00%        $    476,000   $    8,077    6.79%
   Loans                                    180,031,200   3,485,902   7.75%         155,518,687    3,347,376    8.61%
   Taxable Securities                        69,566,248     880,125   5.06%          65,731,396    1,068,980    6.51%
   Tax Exempt Securities                     46,230,108     721,282   6.24%          34,015,168      573,755    6.75%
   Fed Funds Sold                             9,692,222      40,931   1.69%           8,173,389      110,463    5.41%
                                           ------------  ----------   =====        ------------   ----------    ====
Total Interest Earning Assets               305,519,778   5,128,240   6.71%         263,914,639    5,108,651    7.74%

Non-Interest Earning Assets                  21,136,040                              17,278,396
Allowance for possible loan losses           (2,229,690)                             (1,862,453)
                                           ------------                            ------------
     Total Assets                          $324,426,128                            $279,330,583
                                           ============                            ============

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                            $ 33,647,735  $   80,976   0.96%        $ 23,192,256   $  123,870    2.14%
   Savings                                   38,406,728      90,477   0.94%          29,808,738      206,744    2.77%
   Money Market deposits                     17,955,608      39,103   0.87%          13,459,058       92,513    2.75%
   Time deposits                            142,789,911   1,430,849   4.01%         144,909,342    2,142,481    5.91%
   FHLB advances                              5,000,000      66,012   5.28%           2,500,000       39,756    6.36%
   Other borrowed money                       9,087,509      13,044   0.57%           5,520,112       66,782    4.84%
                                           ------------  ----------   ====         ------------   ----------    ====
Total Interest Bearing Liabilities          246,887,491   1,720,461   2.79%         219,389,505    2,672,146    4.87%

Non-Interest Bearing Liabilities:
Demand deposits                              51,568,148                              40,195,261
Other liabilities                             1,351,802                               1,160,161
                                           ------------                            ------------
     Total Non-Interest Bearing
      Liabilities                            52,919,950                              41,355,422

Stockholders' equity                         24,618,687                              18,585,656
                                           ------------                            ------------
Total Liabilities and Stockholders'
 Equity                                    $324,426,128                            $279,330,583
                                           ============                            ============
Net Interest Differential                                             3.93%                                     2.87%
Net Yield on Interest-Earning Assets                                  4.46%                                     3.69%
Net interest income                                      $3,407,779                               $2,436,505
                                                         ==========                               ==========

                                       8

Provision for Loan Losses. The provision for possible loan losses for the three months ended March 31, 2002, was $60 thousand compared to the $65 thousand provision for the same period last year. The relatively small decrease in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income, composed primarily of service charge income and income on sold mortgages, increased $50 thousand to $433 thousand for the first three months of 2002, from $383 thousand for the first three months of 2001. The increase reflects an $86 thousand increase in income on sold mortgages, to $109 thousand for the three months ended March 31, 2002, related to increased mortgage originations in a low market interest rate environment.

Non-Interest Expense. Total non-interest expense for the three months ended March 31, 2002 was $2.3 million, an increase of $400 thousand from the same period last year. Salaries and employee benefits accounted for $194 thousand of the increase followed by $192 thousand increase in other non-interest expenses. Increases in data processing expense of $73 thousand, advertising of $32 thousand and loan origination and servicing expense of $24 thousand, make up the majority of the $192 thousand increase in other non-interest expense. The data processing expense is a result of the introduction of Execubanc, bill pay and other system enhancements, as well as the increased volume of customers and transactions. The increase in advertising is a reflection of the company's efforts to further penetrate the markets we serve. The loan origination and servicing increase is related to the increase in home equity processing charges over the past year.

Income Taxes. Our effective income tax rate for the first quarter of 2002 was 23.8% as compared to 17.9% for the year ended December 31, 2001.

                               FINANCIAL CONDITION

                  March 31, 2002 as compared to March 31, 2001

Total assets increased to $333.0 million at March 31, 2002, a $12.9 million increase from total assets of $320.1 million at December 31, 2001. Increases through the first quarter compared to year-end 2001 included $8.7 million in investment securities and $3.9 million in mortgage backed securities. These increases in assets were funded by increases in total deposits of $13.6 million.

Net loans at March 31, 2002 decreased $427 thousand to $179.5 million from year-end 2001, due to the consummation of secondary market sales of $1.4 million, coupled with an origination slow down. The portfolio mix changed slightly, with real estate commercial loans increasing $2.3 million while real estate residential loans decreased by $2.5 million, primarily due the secondary market sales discussed above.

The following schedule presents the components of loans for each period presented:

                                               March 31, 2002                December 31, 2001
                                           ---------------------        --------------------------
                                               Amount       Pct             Amount            Pct
                                           ------------   ------        ------------        ------
Commercial                                 $ 30,740,984    16.9%        $ 30,663,222         16.9%
RE Commercial Properties                     96,014,060    52.9%          93,652,264         51.5%
RE Residential Properties                    15,283,862     8.4%          17,813,748          9.8%
Consumer                                      2,412,550     1.3%           2,602,709          1.4%
Installment                                  20,227,813    11.1%          20,076,075         11.0%
Home Equity                                  16,883,186     9.3%          17,107,884          9.4%
                                           ------------   -----         ------------        -----
                                            181,562,455   100.0%         181,915,902        100.0%
Deferred loan fees                              215,877                      238,881
Allowance for possible loan losses           (2,258,437)                  (2,207,545)
                                           ------------                 ------------
   Loans, net                              $179,519,895                 $179,947,238
                                           ============                 ============

Federal funds sold increased modestly by $245 thousand to $6.4 million at March 31, 2002 from $6.2 million at December 31, 2001.

Total year to date average deposits increased $19.4 million to $281.8 million, or 7.4% through the first quarter of 2002 from the twelve-month average of $262.4 million at December 31, 2001. The increase is comprised of average NOW account deposits increasing by $8.2 million, demand deposits increasing by $5.8 million and savings deposits increasing $4.2 million. These increases are a reflection of the Company's efforts to penetrate the existing market and expand further within our market and to replace longer-term, higher cost interest-bearing deposits with lower cost deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.


The following schedule presents the components of deposits, for each period presented.

                                               March 31, 2002                December 31, 2001
                                           ---------------------        --------------------------
                                              Average     Average          Average         Average
                                               Amount      Yield            Amount          Yield
                                           ------------   ------        ------------        ------
NOW Deposits                               $ 33,647,735    0.96%        $ 25,428,479         1.77%
Savings Deposits                             38,406,728    0.94%          34,189,641         2.01%
Money Market Deposits                        17,955,608    0.87%          16,258,360         2.07%
Time Deposits                               142,789,911    4.01%         143,271,879         5.32%
Non-interest Bearing Deposits                49,014,479      --           43,206,612           --
                                           ------------                 ------------
   Total Deposits                          $281,814,461                 $262,354,971
                                           ============                 ============

                                  ASSET QUALITY

At March 31, 2002, non-performing assets decreased $105 thousand to $233 thousand from $338 thousand at December 31, 2001. This decrease was due to the sale of $103 thousand in real estate owned. Management believes its non-performing loans are adequately reserved for and continues to monitor asset quality through its loan review process.

The following table provides information regarding risk elements in the loan portfolio:

                                                      March 31,   December 31,
                                                        2002          2001
                                                      ---------   ------------

Non-accrual loans (1)                                 $147,509      $150,125
Other Real Estate Owned                               $ 85,493      $187,500
Non-accrual loans to total loans                         0.08%         0.08%
Non-performing assets to total assets                    0.07%         0.11%
Allowance for possible loan losses as
   a percentage of non-performing assets                   NM            NM
Allowance for possible loan losses to total loans        1.24%         1.21%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $12 thousand at March 31, 2002.


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

Our allowance for possible loan losses increased $454 thousand to $2.3 million at March 31, 2002 from $1.8 million at March 31, 2001. The allowance for possible loan losses as a percentage of total loans was 1.24% at March 31, 2002 compared to 1.12% at March 31, 2001.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended March 31, 2002 and March 31, 2002.


                                                                    Three months ended
                                                          ---------------------------------------
                                                          March 31, 2002           March 31, 2001
                                                          --------------           --------------
Balance at beginning of year                                $2,207,545               $1,865,205
Provision for loan losses                                       60,000                   65,000
Charge-offs                                                    (16,207)                (126,964)
Recoveries                                                       7,099                      884
                                                            ----------               ----------
Ending Balance                                              $2,258,437               $1,804,125
                                                            ==========               ==========


Ratio of net charge-offs to average loans outstanding            0.01%                    0.08%

Balance of allowances as a % of total loans at period end        1.24%                    1.12%

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

Net cash provided by our operating activities was $1.7 million for the three months ended March 31, 2002 compared to $606 thousand for the three months ended March 31, 2001, due to increases of $480 thousand in other liabilities, $360 thousand in net income and $311 thousand in other assets.

Net cash used in investing activities was $12.4 million for the three months ended March 31, 2002 compared to $6.7 million for the three months ended March 31, 2001. Net purchases and maturities of investment securities increased $9.6 million for the period ending March 31, 2002 from the same period the prior year, offset by a decline in loan growth of $7.0 million for the same periods.

Net cash provided by our financing activities was $11.6 million for the three months ended March 31, 2002 compared to $13.7 million for the same period in 2001. Net increase in demand deposits and savings accounts declined $12.4 million from March 31, 2001 to March 31, 2002, offset by an increase in net increase in certificates of deposits of $12.8 million over the same period.


CAPITAL RESOURCES

Total shareholders' equity increased $758 thousand to $24.7 million at March 31, 2002 from $24.0 million at year-end 2001. The increase was due to an increase in net income of $946 thousand offset by a decrease in the net unrealized gain on securities available for sale of $188 thousand.

At March 31, 2002, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2002 for the Company and Bank as well as the minimum regulatory requirements.

                                                                       For capital adequacy
                                                       Actual                purposes        To be well capitalized
                                             ---------------------    --------------------   ----------------------
                                                Amount      Ratio       Amount       Ratio      Amount      Ratio
                                             -----------    ------    -----------    -----    -----------   ------
Total Capital (to risk weighted assets)      $26,607,863    12.40%    $17,169,703    8.00%    $21,462,129   10.00%

Tier 1 capital (to risk weighted assets)      24,349,426    11.35%      8,584,851    4.00%     12,877,277    6.00%

Tier 1 capital (to average assets)           $24,349,426     7.51%    $12,975,476    4.00%    $16,219,345    5.00%

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

    Not applicable


Item 3.  Defaults Upon Served Securities

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits and Report on form 8-K

    (a).  Exhibits

             None

    (b).  Reports on Form 8-K

Date of Report                         Item Number
--------------                         -----------
February 4, 2002                       Item 5 - Report of year-end earnings

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST WASHINGTON FINANCIALCORP



Date:  May 13, 2002               By:/s/ C. Herbert Schneider
                                     ------------------------
                                  C. HERBERT SCHNEIDER
                                  President & CEO





                                  By:/s/ Lewis H. Foulke, Jr.
                                  ---------------------------
                                  LEWIS H. FOULKE, JR.
                                  Vice President, Finance and CFO
                                  (Principal Financial and Accounting Officer)