Form 10QSB
period 2002-06-30
FIRST WASHINGTON FINANCIAL CORP
filed 2002-08-14
CIK 1137679

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_

As of August 09, 2002 there were 2,891,154 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                                   Page(s)

Item 1.     Financial Statements

            Consolidated Balance Sheet- at June 30, 2002 (unaudited) and December 31, 2001                            1

            Consolidated Income Statement (unaudited) - Three and six months ended June 30, 2002 and 2001             2

            Changes in Shareholders' Equity (unaudited) - Six months ended June 30, 2002                              3

            Consolidated Statement of Cash Flows (unaudited) - Six months ended June 30, 2002 and 2001                4

            Notes to Consolidated Financial Statements (unaudited)                                                    5-6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                     7-14

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                                15

            Item 2.  Changes in Securities and Use of Proceeds                                                        15

            Item 3.  Defaults Upon Senior Securities                                                                  15

            Item 4.  Submission of Matters to a Vote of Security Holders                                              15

            Item 5.  Other Information                                                                                15

            Item 6.  Exhibits and Reports on Form 8-K                                                                 15

                     Signature Page                                                                                   16

                     Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             17


                                  FIRST WASHINGTON FINANCIALCORP
                                   Consolidated Balance Sheets

                                                                                              June 30,    December 31,
                                                                                                2002          2001
                                                                                           ------------   ------------
                                                                                            (unaudited)
ASSETS
  Cash and due from banks                                                                  $ 13,613,428   $ 10,690,885
  Federal funds sold                                                                         19,230,000      6,155,000
                                                                                           ------------   ------------
    Total cash and cash equivalents                                                          32,843,428     16,845,885

  Investment securities available-for-sale                                                   48,424,119     38,022,875
  Investment securities held-to-maturity (fair value of $39,965,931 as of
      June 30, 2002 and $29,284,065 as of December 31, 2001)                                 39,132,294     29,108,371
  Mortgage-backed securities available-for-sale                                              48,575,389     43,394,266
  Mortgage-backed securities held-to-maturity (fair value of $6,527,683
      as of June 30, 2002 and $2,967,760 as of December 31, 2001)                             6,451,989      2,948,956
  Loans, net                                                                                176,477,871    179,947,238
  Premises and equipment, net                                                                 5,903,314      6,057,872
  Accrued interest receivable                                                                 2,112,215      1,865,343
  Deferred tax asset, net                                                                       276,261        570,071
  Other assets                                                                                1,179,441      1,331,539
                                                                                           ------------   ------------
                      Total assets                                                         $361,376,321   $320,092,416
                                                                                           ============   ============


LIABILITIES
  Deposits
     Non-interest bearing - demand                                                         $ 55,467,341   $ 53,445,467
     Interest bearing - demand                                                               47,595,738     32,181,773
     Savings and money market                                                                54,542,502     60,053,261
     Certificates of deposit, under $100,000                                                144,696,045    128,430,467
     Certificates of deposit, $100,000 and over                                              13,077,256      6,079,856
                                                                                           ------------   ------------
                      Total deposits                                                        315,378,882    280,190,824

  Securities sold under agreements to repurchase                                             12,987,765      9,590,077
  FHLB advances                                                                               5,000,000      5,000,000
  Accrued interest payable                                                                      312,195        332,229
  Other liabilities                                                                           1,250,500      1,007,232
                                                                                           ------------   ------------
                      Total other liabilities                                                19,550,460     15,929,538

                      Total liabilities                                                     334,929,342    296,120,362
                                                                                           ------------   ------------
SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 2,891,154 and
   2,890,954 issued and outstanding at June 30, 2002 and December 31, 2001, respectively     21,436,294     21,433,444
  Retained earnings                                                                           3,899,400      1,969,972
  Accumulated other comprehensive income (loss)                                               1,111,285        568,638
                                                                                           ------------   ------------
                      Total shareholders' equity                                             26,446,979     23,972,054
                                                                                           ------------   ------------
                      Total liabilities and shareholders' equity                           $361,376,321   $320,092,416
                                                                                           ============   ============

The accompanying notes are an integral part of these statements.

                   FIRST WASHINGTON FINANCIALCORP
                  Consolidated Statements of Income
                             (unaudited)

                                                                            For the three months ended    For the six months ended
                                                                                     June 30,                      June 30,
                                                                              2002            2001           2002           2001
                                                                            ----------     ----------     ----------     ----------
INTEREST INCOME
  Loans, including fees                                                     $3,471,412     $3,548,499     $6,957,314     $6,895,875
  Investment and mortgage-backed securities                                  1,503,165      1,378,945      2,852,123      2,820,865
  Federal funds sold                                                            47,373        106,445         88,304        216,908
  Deposits with banks                                                               --          7,495             --         15,572
                                                                            ----------     ----------     ----------     ----------

                      Total interest income                                  5,021,950      5,041,384      9,897,741      9,949,220
                                                                            ----------     ----------     ----------     ----------
INTEREST EXPENSE
  Deposits                                                                   1,622,254      2,397,270      3,263,658      4,962,878
  Borrowed funds                                                                82,307        127,092        161,364        233,630
                                                                            ----------     ----------     ----------     ----------

     Total interest expense                                                  1,704,561      2,524,362      3,425,022      5,196,508
                                                                            ----------     ----------     ----------     ----------

                      Net interest income                                    3,317,389      2,517,022      6,472,719      4,752,712

PROVISION FOR LOAN LOSSES                                                      100,000         85,000        160,000        150,000
                                                                            ----------     ----------     ----------     ----------

                      Net interest income after provision for loan losses    3,217,389      2,432,022      6,312,719      4,602,712
                                                                            ----------     ----------     ----------     ----------

NON-INTEREST INCOME
  Service fees on deposit accounts                                             322,753        287,100        600,128        572,904
  Other service charges and fees                                                29,135         27,696         59,105         57,481
  Net gains on sale of investment and mortgage-backed
     securities                                                                     --             --             --         20,178
  Fee income on sales of mortgages                                              71,054         67,522        179,778         90,567
  Other                                                                         19,534         23,329         36,562         47,942
                                                                            ----------     ----------     ----------     ----------

                      Total non-interest income                                442,476        405,646        875,573        789,072
                                                                            ----------     ----------     ----------     ----------

NON-INTEREST EXPENSE
  Salaries                                                                   1,019,067        915,907      2,037,527      1,791,713
  Employee benefits                                                            230,857        194,219        475,997        387,695
  Occupancy expense                                                            264,830        238,110        505,702        465,267
  Other                                                                        799,843        670,934      1,582,638      1,261,885
                                                                            ----------     ----------     ----------     ----------

                      Total non-interest expense                             2,314,597      2,019,171      4,601,864      3,906,560
                                                                            ----------     ----------     ----------     ----------

                      Income before income tax expense                       1,345,268        818,497      2,586,428      1,485,224
INCOME TAX EXPENSE                                                             362,000        156,000        657,000        236,308
                                                                            ----------     ----------     ----------     ----------
                      NET INCOME                                            $  983,268     $  662,497     $1,929,428     $1,248,916
                                                                            ==========     ==========     ==========     ==========

PER SHARE DATA

  NET INCOME - BASIC                                                        $     0.34     $     0.25     $     0.67     $     0.47
                                                                            ==========     ==========     ==========     ==========
  NET INCOME - DILUTED                                                      $     0.32     $     0.24     $     0.64     $     0.45
                                                                            ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
            Consolidated Statement of Changes in Shareholders' Equity
                       For Six Months Ended June 30, 2002
                                   (unaudited)

                                                                Retained      Accumulated
                                                                Earnings         Other                           Total
                                                  Common      (Accumulated   Comprehensive   Comprehensive    Shareholders'
                                                   Stock        deficit)     Income (loss)      Income           Equity
                                               -------------  ------------  --------------   -------------   ---------------
Balance at December 31, 2001                    $ 21,433,444    $1,969,972   $     568,638                      $ 23,972,054

  Net Income                                               -       946,160               -         946,160           946,160

  Other comprehensive loss, net
     of taxes                                              -             -        (187,791)       (187,791)         (187,791)

  Total comprehensive income (unaudited)                   -             -               -     $   758,369                 -
Balance at March 31, 2002                       $ 21,433,444    $2,916,132   $     380,847                      $ 24,730,423

  Net Income                                               -       983,268               -         983,268           983,268

Common Stock Issued (200 Shares)                       2,850                                                           2,850

  Other comprehensive income, net
     of reclassification adjustments/taxes                 -             -         730,438         730,438           730,438

  Total comprehensive income (unaudited)                   -             -               -               -                 -
                                               -------------   -----------  --------------    ------------   ---------------
Balance at June 30, 2002                        $ 21,436,294    $3,899,400   $   1,111,285     $ 1,713,706      $ 26,446,979
                                               =============   ===========  ==============    ============   ===============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows


                                                                                  For the six months ended June 30,
                                                                                         2002            2001
                                                                                    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                                        $  1,929,428    $  1,248,916
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          255,581         279,288
  Provisions for loan losses                                                             160,000         150,000
  Gains on sales of investment securities                                                     --         (20,178)
  Amortization of premium on investment securities                                        80,150          34,487
  Amortization of premium on mortgage-backed securities                                   64,603          55,803
  Accretion of discount on investment securities                                          (4,322)         (3,094)
  Accretion of discount on mortgage-backed securities                                    (63,571)        (84,706)
  Increase in accrued interest receivable                                               (246,873)        (47,886)
  Increase in other assets                                                              (170,914)       (815,371)
  Increase in accrued interest payable                                                   (20,034)        (79,900)
  Increase (decrease) in other liabilities                                               243,267         (10,641)
                                                                                    ------------    ------------
                      Net cash provided by operating activities                        2,227,315         706,718
                                                                                    ------------    ------------

INVESTING ACTIVITIES
  Maturities (purchases) of interest bearing deposits with banks                              --          94,000
  Purchases of investment securities available-for-sale                              (15,918,425)       (400,803)
  Purchases of investment securities held-to maturity                                (16,172,712)    (10,504,452)
  Purchases of mortgage-backed securities available-for-sale                         (12,807,575)     (7,296,109)
  Purchases of mortgage-backed securities held-to-maturity                            (4,324,759)             --
  Proceeds from sales of investment securities available-for-sale                             --         595,779
  Proceeds from maturities of investment securities available-for-sale                 5,575,000       6,105,380
  Proceeds from maturities of investment securities held-to-maturity                   6,384,000       5,604,500
  Repayment of principal on investment securities available-for-sale                     450,828       1,838,914
  Repayment of principal on mortgage-backed securities available-for-sale              7,645,431       5,966,804
  Repayment of principal on mortgage-backed securities held-to-maturity                  821,487              --
  Net increase (decrease) in loans                                                     3,629,368     (20,318,357)
  Purchase of premises and equipment                                                    (101,011)        (33,912)
                                                                                    ------------    ------------
                      Net cash used in investing activities                          (24,818,368)    (18,348,255)
                                                                                    ------------    ------------

FINANCING ACTIVITIES
  Issuance of common stock                                                                 2,850              --
  Net increase in demand deposits and savings accounts                                11,925,079      15,164,798
  Net increase in certificate of deposits                                             23,262,979       1,158,001
  Net increase in borrowed funds                                                       3,397,688       8,564,887
                                                                                    ------------    ------------
                      Net cash provided by financing activities                       38,588,596      24,887,686
                                                                                    ------------    ------------
Net increase in cash and cash equivalents                                             15,997,543       7,246,150
Cash and cash equivalents, beginning of year                                          16,845,885      10,709,870
                                                                                    ------------    ------------
Cash and cash equivalents, end of period                                            $ 32,843,428    $ 17,956,020
                                                                                    ============    ============





The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                         Notes to Consolidated Financial
                  Statements Six months and Three months ended
                       June 30, 2002 and 2001 (unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    First Washington FinancialCorp (the Company) is a bank holding company. First Washington State Bank (the Bank) is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its twelve branches in Mercer, Ocean, and Monmouth Counties, New Jersey.

    1.  Basis of Financial Statement Presentation

    The financial statements as of June 30, 2002, and for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be attained for an entire fiscal year.

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

    3.  Shareholders' Equity

    On May 1, 2002, 200 shares of stock were issued as part of a promotion. Earnings per share at June 30, 2001 have been adjusted to reflect this transaction.

    4.  Comprehensive Income

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

Comprehensive Income

                                                             June 30, 2002                         June 30, 2001
                                                  ------------------------------------   ------------------------------------
                                                  Before tax      Tax       Net of tax   Before tax      Tax       Net of tax
                                                    amount       Benefit      amount       amount       Expense      amount
                                                  ----------   ----------   ---------    ----------   ----------   ---------
                                                               (unaudited)                            (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses)
     arising during period                         $ 839,456   $ (293,810)  $ 545,647    $1,255,575   $ (439,451)   $816,124
Less reclassification adjustment for gains
     realized in net income                                -            -           -       (20,178)       7,062     (13,116)
                                                  ----------   ----------   ---------    ----------   ----------   ---------
Other comprehensive income (loss), net             $ 839,456   $ (293,810)  $ 542,647    $1,235,397   $ (432,389)   $803,008
                                                  ==========   ==========   =========    ==========   ==========   =========


NOTE B - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                              For the six months ended June 30, 2002
                                                   --------------------------------------------------------
                                                        Income             Shares             Per Share
                                                     (numerator)        (denominator)          Amount
                                                   ----------------   ------------------  -----------------


Basic EPS
  Income available to common stockholders              $ 1,929,429            2,891,021             $ 0.67

Effect of dilutive securities
  Options                                                        -              102,187              (0.03)
                                                    --------------        -------------      -------------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                          $ 1,929,429            2,993,208             $ 0.64
                                                    ==============        =============     ==============

                                                              For the six months ended June 30, 2001
                                                   --------------------------------------------------------
                                                        Income             Shares             Per share
                                                     (numerator)        (denominator)          amount
                                                   ----------------   ------------------  -----------------


Basic EPS
  Income available to common stockholders              $ 1,248,916            2,697,840             $ 0.47

Effect of dilutive securities
  Options                                                        -              107,607              (0.02)
                                                    --------------        -------------      -------------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                          $ 1,248,916            2,805,447             $ 0.45
                                                    ==============        =============      =============

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

The accounting and reporting policies of the First Washington FinancialCorp (the Company) conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Company, and all its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy for the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

The Company accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                              RESULTS OF OPERATIONS

        Six Months and Three Months ended June 30, 2002 and June 30, 2001

                                    OVERVIEW

For the six months ended June 30, 2002, the Company realized a 54.5% increase in net income to $1.9 million or $0.67 per basic share, from $1.2 million or $0.47 per basic share for the same period the prior year. For the three months ended June 30, 2002, the Company recognized net income of $983 thousand or $0.34 per basic share, compared to $662 thousand or $0.25 per basic share for the same period the prior year. Total assets grew to $361.4 million at June 30, 2002 from $320.1 million at year-end, a $41.3 million increase. The Company's net loans declined from a year-end total of $179.9 million to $176.5 million at June 30, 2002. Deposits showed considerable growth from $280.2 million at December 31, 2001 to $315.4 million. Management believes the increases are attributable to deposit growth due the opening of the Company's new Plumsted Township office, an unanticipated increase due to real estate purchase and refinance activity and depositors seeking safer alternatives to stock and bond market volatility.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income remained consistent at $9.9 million for the six months ended June 30, 2002 as compared to the same period in 2001. For the three months ended June 30, 2002, total interest income remained constant at $5.0 million from the same period the prior year. This consistency is a result of the continued decline in market interest rates as noted by the 114 basis point decline in the average yield on interest earning assets from June 30, 2001 to June 30, 2002. At the same time, average-earning assets increased by $43.5 million for the six months ended June 30, 2002 and $45.3 million for the three months ended June 30, 2002. Investment and mortgage backed securities saw the largest increase in average balance to $123.6 million at June 30, 2002 from $99.8 million at June 30, 2001. This was a $23.8 million or 23.8% increase for the six months ended June 30, 2002 and $31.5 million or 31.5% for the three months ended June 30, 2002. The average balance of loans increased by $18.5 million to $179.8 million for the six months ended June 30, 2002 from $161.3 million for the six months ended June 30, 2001 and an increase of $12.6 million for the three months ended June 30, 2002. Short term market rates declined, as evidenced by the 315 basis point decline in the yield on Federal Funds Sold for the six months ended June 30, 2002 and 270 basis points for the three months ended June 30, 2002. In response, the Company sought to lengthen the maturity of its investments, to provide slightly higher yields, while maintaining adequate liquidity to fund future loan demand.

Interest Expense. The Company's interest expense through the second quarter of 2002 decreased $1.8 million to $3.4 million from $5.2 million through the second quarter of 2001. For the three months ended June 30, 2002, total interest expense decreased to $1.7 million from $2.5 million for the same period in 2001. The decline in interest expense is a reflection of a decrease in the average cost of interest bearing liabilities from 4.64% to 2.69% for the six months ended June 30, 2002 and from 4.41% to 2.60% for the three months ended June 30, 2002, which was partially offset by an increase in the average balance of interest bearing liabilities, as average interest bearing liabilities increased $30.4 million to $254.5 million for the six months ended June 30, 2002 from $224.1 million at June 30, 2001 and $33.4 million to $262.1 million for the three months ended June 30, 2002. NOW accounts contributed $11.4 million to the increased average balance for the six months ended and $12.3 million for the three months ended June 30, 2002, followed by the increase in average Savings accounts with $7.1 million for the six months ended and $5.6 million for the three months ended June 30, 2002.

Net-Interest Income. Net interest income for the six months ended June 30, 2002 was $6.5 million, an increase of $1.7 million over net interest income of $4.8 million for the same period the prior year. For the three months ended June 30, 2002, net interest income rose to $3.3 million from $2.5 million for the same period in 2001. The net interest margin, on a fully tax-equivalent basis, increased by 81 basis points to 3.94% for the six months ended June 30, 2002 from 3.13% for the same period in 2001 and by 58 basis points to 3.96% from 3.38% for the three months ended June 30, 2002. The net yield on interest-earning assets also increased to 4.45% at June 30, 2002 from 3.93% at June 30, 2001 for the six months ended and increased to 4.45% from 4.15% for the three months ended June 30, 2002.

The following tables present, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2002 and 2001 and the three months ended June 30, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.



                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                                Six Months Ended
                                   (unaudited)


                                                                  June 30,                                 June 30,
                                                ---------------------------------------  ---------------------------------------
                                                                    2002                                     2001
                                                ---------------------------------------  ---------------------------------------

                                                                               Average                                 Average
                                                                  Interest      Rates                      Interest     Rates
                                                   Average        Income /     Earned /      Average       Income /    Earned /
                                                   Balance         Expense      Paid         Balance       Expense       Paid
                                                ---------------  ------------  --------  --------------- ------------- ---------
Assets:
Interest earning assets:
   Deposits with other banks                     $           -   $         -      0.00%   $     459,901  $     15,572      6.77%
   Loans                                           179,848,175     6,957,314      7.74%     161,346,786     6,895,875      8.55%
   Taxable Securities                               75,311,087     1,886,149      5.01%      65,312,119     2,057,770      6.30%
   Tax Exempt  Securities                           48,314,585     1,486,114      6.15%      34,508,760     1,322,541      7.66%
   Fed Funds Sold                                   10,582,237        88,304      1.67%       8,992,714       216,908      4.82%
                                                 -------------   -----------    ------    -------------  ------------    -------
Total Interest Earning Assets                      314,056,084    10,417,881      6.63%     270,620,280    10,508,666      7.77%

Non-Interest Earning Assets                         21,563,954                               18,444,107
Allowance for possible loan losses                  (2,248,189)                              (1,837,443)
                                                 -------------                            -------------
    Total Assets                                 $ 333,371,849                            $ 287,226,944
                                                 =============                            =============


Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                                  $  35,055,586     $ 176,702      1.01%   $  23,697,856  $    246,927      2.08%
   Savings                                          38,853,304       192,339      0.99%      31,766,972       396,479      2.50%
   Money Market deposits                            17,548,675        84,967      0.97%      13,547,123       179,690      2.65%
   Time deposits                                   148,197,985     2,809,650      3.79%     145,153,362     4,139,782      5.70%
   FHLB advances                                     5,000,000       134,275      5.37%       3,649,171       105,606      5.79%
   Other borrowed money                              9,858,730        27,089      0.55%       6,276,366       128,024      4.08%
                                                 -------------   -----------    ------    -------------  ------------    -------
Total Interest Bearing Liabilities                 254,514,280     3,425,022      2.69%     224,090,850     5,196,508      4.64%

Non-Interest Bearing Liabilities:
Demand deposits                                     52,444,571                               42,342,155
Other liabilities                                    1,388,523                                1,657,779
                                                 -------------                            -------------
    Total Non-Interest Bearing Liabilities          53,833,094                               43,999,934

Stockholders' equity                                25,024,475                               19,136,160
                                                 -------------                            -------------

Total Liabilities and Stockholders' Equity       $ 333,371,849                            $ 287,226,944
                                                 =============                            =============

Net Interest Differential                                                         3.94%                                    3.13%
Net Yield on Interest-Earning Assets                                              4.45%                                    3.93%
Net interest income                                              $ 6,992,860                             $ 5,312,158
                                                                 ===========                             ===========


                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                               Three Months Ended
                                   (unaudited)




                                                                  June 30,                                 June 30,
                                                ---------------------------------------  ---------------------------------------
                                                                    2002                                     2001
                                                ---------------------------------------  ---------------------------------------

                                                                               Average                                 Average
                                                                  Interest      Rates                      Interest     Rates
                                                   Average        Income /     Earned /      Average       Income /    Earned /
                                                   Balance         Expense      Paid         Balance       Expense       Paid
                                                 -------------   -----------    ------    -------------  ------------    -------
Assets:
Interest earning assets:
   Deposits with other banks                     $           -   $         -      0.00%   $     443,656  $      7,495      2.25%
   Loans                                           179,667,838     3,471,412      7.73%     167,115,092     3,548,499      8.49%
   Taxable Securities                               81,005,607     1,006,024      4.97%      66,210,575       988,790      5.97%
   Tax Exempt  Securities                           50,378,740       764,832      6.07%      33,681,102       748,786      8.89%
   Fed Funds Sold                                   11,490,062        47,373      1.65%       9,787,199       106,445      4.35%
                                                --------------   -----------    -------   -------------  ------------    -------
Total Interest Earning Assets                      322,542,247     5,289,640      6.56%     277,237,624     5,400,015      7.79%

Non-Interest Earning Assets                         21,988,075                               19,594,976
Allowance for possible loan losses                  (2,266,473)                              (1,812,802)
                                                --------------                            -------------

    Total Assets                                 $ 342,263,849                             $295,019,798
                                                ==============                            =============


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   NOW accounts                                   $ 36,457,334        95,726      1.05%     $24,204,946       123,057      2.03%
   Savings                                          39,295,358       101,862      1.04%      33,682,366       189,735      2.25%
   Money Market deposits                            17,159,990        45,864      1.07%      13,639,007        87,177      2.56%
   Time deposits                                   153,560,910     1,378,802      3.59%     145,378,962     1,997,301      5.50%
   FHLB advances                                     5,000,000        68,263      5.46%       4,788,889        65,849      5.50%
   Other borrowed money                             10,622,800        14,044      0.53%       7,026,675        61,243      3.49%
                                                --------------   -----------    ------    -------------  ------------    -------
Total Interest-Bearing Liabilities                 262,096,392     1,704,561      2.60%     228,720,845     2,524,362      4.41%

Non-Interest Bearing Liabilities:
Demand deposits                                     53,299,050                               44,800,249
Other liabilities                                    1,442,545                                1,815,080
                                                --------------                            -------------
    Total Non-Interest Bearing Liabilities          54,741,595                               46,615,329

Stockholders' equity                                25,425,862                               19,683,624
                                                --------------                            -------------

Total Liabilities and Stockholders' Equity       $ 342,263,849                            $ 295,019,798
                                                ==============                            =============

Net Interest Differential                                                         3.96%                                    3.38%
Net Yield on Interest-Earning Assets                                              4.45%                                    4.15%
Net interest income                                              $ 3,585,080                              $ 2,875,653
                                                                 ===========                             ============


Provision for Loan Losses. The provision for possible loan losses for the six months ended June 30, 2002, was $160 thousand compared to the $150 thousand provision for the same period last year. For the three months ended June 30, 2002, the provision for possible loans losses was $100 thousand compared to $85 thousand for the three months ended June 20, 2001. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income, composed primarily of service charge income and income on sold mortgages, increased $87 thousand to $876 thousand for the first six months of 2002, from $789 thousand for the first six months of 2001. For the three months ended June 30, 2002, non-interest income increased to $442 thousand from $406 thousand for the same period in 2001. The increase reflects an $89 thousand increase in income on sold mortgages, to $180 thousand for the six months ended June 30, 2002, related to increased mortgage originations in a low market interest rate environment.

Non-Interest Expense. Total non-interest expense for the six months ended June 30, 2002 was $4.6 million, an increase of $695 thousand from the same period last year. Salaries and employee benefits accounted for $334 thousand of the increase followed by a $321 thousand increase in other non-interest expenses. Increases in data processing expense of $130 thousand, advertising of $68 thousand and loan origination and servicing expense of $33 thousand, make up the majority of the $321 thousand increase in other non-interest expense. The data processing expense is a result of the introduction of Execubanc, bill pay and other system enhancements, as well as the increased volume of customers and transactions. The increase in advertising is a reflection of the Company's efforts to further penetrate the markets we serve. The loan origination and servicing increase is related to the increase in home equity processing charges over the past year.

Income Taxes. Our effective income tax rate for the first six months of 2002 was 25.4% as compared to 17.9% for the year ended December 31, 2001.

                               FINANCIAL CONDITION

                 June 30, 2002 as compared to December 31, 2001

Total assets increased to $361.4 million at June 30, 2002, a $41.3 million increase from total assets of $320.1 million at December 31, 2001. Increases through the second quarter compared to year-end 2001 included $20.5 million in investment securities, $13.0 million in federal funds sold and $8.8 million in mortgage backed securities. These increases in assets were funded by increases in total deposits of $35.2 million attributable to the opening of the Company's new Plumsted Township office, an unanticipated increase due to real estate purchase and refinance activity and depositors seeking safer alternatives to stock and bond market volatility. As the Company experienced weaker loan demand, excess liquidity was invested in investment securities, federal funds sold and mortgage backed securities.

Net loans at June 30, 2002 decreased $3.4 million from year-end 2001 to $176.5 million, due to reduced opportunities to make credit worthy loans in a weaker economy. The decreases were spread fairly evenly throughout the portfolio, with the exception f the Commercial portfolio, which saw a modest increase of $131 thousand.

The following schedule presents the components of loans for each period presented:



                                                   June 30, 2002                  December 31, 2001
                                          ------------------------------    ------------------------------
                                              Amount            Pct             Amount           Pct
                                          ----------------  ------------    ---------------  -------------
Commercial                                  $  30,794,230       17.2%        $  30,663,222       16.9%
RE Commercial Properties                       92,788,848       52.0%           93,652,264       51.5%
RE Residential Properties                      17,005,843        9.5%           17,813,748        9.8%
Consumer                                        2,317,951        1.3%            2,602,709        1.4%
Installment                                    19,520,955       10.9%           20,076,075       11.0%
Home Equity                                    16,165,810        9.1%           17,107,884        9.4%
                                            -------------      ------        -------------      ------
                                              178,593,637      100.0%          181,915,902      100.0%
Deferred loan fees                                198,632                          238,881
Allowance for possible loan losses             (2,314,398)                      (2,207,545)
                                            -------------                    -------------
  Loans, net                                $ 176,477,871                    $ 179,947,238
                                            =============                    =============


Federal funds sold increased by $13.0 million to $19.2 million at June 30, 2002 from $6.2 million at December 31, 2001. This increase was due in part to a significant growth in deposits in excess of new loan demand. Subsequent to quarter end the excess in federal funds sold were reinvested in longer-term investment securities and new loans.

Total year to date average deposits increased $29.7 million to $292.1 million, or 11.3% through the second quarter of 2002 from the twelve-month average of $262.4 million at December 31, 2001. The increase is comprised of average NOW account deposits increasing by $9.7 million, demand deposits increasing by $9.2 million, time deposits increasing $4.9 million and savings deposits increasing $4.7 million. These increases are a reflection of the Company's continued efforts to penetrate the existing market as well as the addition of our new branch location in Plumsted Township. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of average deposits, for each period presented.

                                      June 30, 2002                 December 31, 2001
                                -------------------------       -------------------------
                                  Average        Average           Average        Average
                                  Amount          Yield            Amount          Yield
                                --------------  ---------       --------------  ---------
NOW Deposits                     $ 35,055,586      1.01%         $ 25,428,479      1.77%
Savings Deposits                   38,853,304      0.99%           34,189,641      2.01%
Money Market Deposits              17,548,675      0.97%           16,258,360      2.07%
Time Deposits                     148,197,985      3.79%          143,271,879      5.32%
Non-interest Bearing Deposits      52,444,571         -            43,206,612         -
                                -------------                   -------------
  Total Deposits                $ 292,100,121                   $ 262,354,971
                                =============                   =============


                                  ASSET QUALITY

At June 30, 2002, non-performing assets decreased $147 thousand to $191 thousand from $338 thousand at December 31, 2001. This decrease was due to net sales of other real estate owned of $58 thousand, as well as repayments from the Small Business Administration on the guaranteed portion of certain loans originated the SBA's guaranteed loan program. Management believes its non-performing loans are adequately reserved for and continues to monitor asset quality through its loan review process.

The following table provides information regarding risk elements in the loan portfolio:

                                                   June 30,      December 31,
                                                     2002            2001
                                                  -----------    ------------
Non-accrual loans (1)                             $    62,164    $   150,125
Other Real Estate Owned                           $   129,211    $   187,500
Non-accrual loans to total loans                         0.03%          0.08%
Non-performing assets to total assets                    0.05%          0.11%
Allowance for possible loan losses as
  a percentage of non-performing assets                    NM             NM
Allowance for possible loan losses to total loans        1.29%          1.21%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $28 thousand at June 30, 2002. There were no loans past due 90 days or more and still accruing at December 31, 2001.



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

Our allowance for possible loan losses increased $474 thousand to $2.3 million at June 30, 2002 from $1.8 million at June 30, 2001. The allowance for possible loan losses as a percentage of total loans was 1.29% at June 30, 2002 compared to 1.05% at June 30, 2001.

The following is a summary of the reconciliation of the allowance for loan losses for the six months ended June 30, 2002 and June 30, 2002.


                                                                  Six months ended
                                                           ------------------------------
                                                           June 30, 2002    June 30, 2001
                                                           --------------   -------------


Balance at beginning of year                                 $ 2,207,545     $ 1,865,205
Provision for loan losses                                        160,000         150,000
Charge-offs                                                      (64,696)       (197,901)
Recoveries                                                        11,549          22,417
                                                             -----------     -----------
Ending Balance                                               $ 2,314,398     $ 1,839,721
                                                             ===========     ===========

Ratio of net charge-offs to average loans outstanding               0.03%           1.14%

Balance of allowance as a % of total loans at period end            1.29%           1.05%



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

Net cash provided by our operating activities was $2.2 million for the six months ended June 30, 2002 compared to $707 thousand for the six months ended June 30, 2001, due to increases of $680 thousand in net income, $644 thousand in other assets and $254 thousand in other liabilities.

Net cash used in investing activities was $24.8 million for the six months ended June 30, 2002 compared to $18.3 million for the six months ended June 30, 2001. Net purchases and maturities of investment securities increased $31.5 million for the period ending June 30, 2002 from the same period the prior year, offset by a decline in loan growth of $23.9 million for the same periods.

Net cash provided by our financing activities was $38.6 million for the six months ended June 30, 2002 compared to $24.9 million for the same period in 2001. Net increases in certificates of deposits of $22.1 million were offset by declines in net increases in borrowed funds of $5.2 million and demand deposits and savings accounts of $3.3 million from June 30, 2001 to June 30, 2002.


CAPITAL RESOURCES

Total shareholders' equity increased $2.4 million to $26.4 million at June 30, 2002 from $24.0 million at year-end 2001. The increase was due to an increase in net income of $1.9 million along with an increase in the net unrealized gain on securities available for sale of $545 thousand.

At June 30, 2002, the Company exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2002 for the Company as well as the minimum regulatory requirements.



                                                                           For capital adequacy
                                                      Actual                     purposes           To be well capitalized
                                              ------------------------  --------------------------  -----------------------
                                                  Amount        Ratio         Amount       Ratio       Amount       Ratio
                                              -------------     ------  ----------------- --------  -------------- --------
Total Capital (to risk weighted assets)        $ 27,647,092     12.84%     $ 17,226,329    8.00%    $ 21,532,911   10.00%

Tier 1 capital (to risk weighted assets)         25,332,694     11.76%        8,613,164    4.00%      12,919,746    6.00%

Tier 1 capital (to average assets)             $ 25,332,694      7.40%     $ 13,690,554    4.00%    $ 17,113,192    5.00%


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

    Not applicable


Item 3.    Defaults Upon Served Securities

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         At the Company `s annual meeting, held on April 24, 2002, the following matters were presented to shareholders. C. Herbert Schneider, Joe J. Mayes and Steven I. Pfeffer were seeking reelection to the Board of Directors. The results of the elections are as follows: C. Herbert Schneider; for 2,513,950, withheld 8,265, Joe J. Mayes; for 2,514,014, withheld 8,201 and Steven I. Pfeffer; for 2,514,014, withheld 8,201.

Item 5.    Other Information

    Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

    (a).  Exhibits

           Exhibit 99 - Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

    (b).   Reports on Form 8-K

    Date of Report               Item Number
    --------------               -----------
    April 29, 2002               Item 5 - Report of first quarter earnings

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST WASHINGTON FINANCIALCORP




Date:  August 09, 2002             By:/s/ C. Herbert Schneider
                                      ------------------------

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