Form 10QSB
period 2002-09-30
FIRST WASHINGTON FINANCIAL CORP
filed 2002-11-14
CIK 1137679

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
      Yes ______     No __X___

As of November 13, 2002 there were 3,220,751 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                         Page(s)

Item 1.     Financial Statements

            Consolidated Balance Sheet - at September 30, 2002 (unaudited) and
            December 31, 2001                                                                                1

            Consolidated Income Statement (unaudited) - Three and nine months
            ended September 30, 2 2002 and 2001                                                              2

            Changes in Shareholders' Equity (unaudited) - Nine months ended
            September 30, 2002                                                                               3

            Consolidated Statement of Cash Flows (unaudited) - Nine
            months ended September 30, 2002 and 2001                                                         4

            Notes to Consolidated Financial Statements (unaudited)                                         5-6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations         7-14

Item 3.     Controls and Procedures                                                                         14

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                      15

            Item 2.  Changes in Securities and Use of Proceeds                                              15

            Item 3.  Defaults Upon Senior Securities                                                        15

            Item 4.  Submission of Matters to a Vote of Security Holders                                    15

            Item 5.  Other Information                                                                      15

            Item 6.  Exhibits and Reports on Form 8-K                                                       15

                             Signature Page                                                                 16

                             Certification of Chief Executive Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002                                                17

                             Certification of Chief Financial Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002                                                18

                             Exhibit 99 - Certification Pursuant to Section 906 of
                                          the Sarbanes-Oxley Act of 2002                                    19




                        FIRST WASHINGTON FINANCIALCORP
                         Consolidated Balance Sheets

                                                                                   September 30,      December 31,
                                                                                       2002               2001
                                                                                  ----------------   ---------------
                                                                                    (unaudited)
ASSETS
  Cash and due from banks                                                         $ 11,591,878         $ 10,690,885
  Federal funds sold                                                                 7,460,000            6,155,000
                                                                                  ------------         ------------
    Total cash and cash equivalents                                                 19,051,878           16,845,885

  Investment securities available-for-sale                                          47,084,867           38,022,875
  Investment securities held-to-maturity (fair value of $39,952,915 as of
      September 30, 2002 and $29,284,065 as of December 31, 2001)                   38,518,296           29,108,371
  Mortgage-backed securities available-for-sale                                     60,967,669           43,394,266
  Mortgage-backed securities held-to-maturity (fair value of $5,439,441
      as of September 30, 2002 and $2,967,760 as of December 31, 2001)               5,298,464            2,948,956
  Loans, net                                                                       180,713,185          179,947,238
  Premises and equipment, net                                                        5,864,270            6,057,872
  Accrued interest receivable                                                        2,052,799            1,865,343
  Deferred tax asset, net                                                               11,199              570,071
  Other assets                                                                       1,240,925            1,331,539
                                                                                  ------------         ------------
                      Total assets                                                $360,803,552         $320,092,416
                                                                                  ============         ============
LIABILITIES
  Deposits
     Non-interest bearing - demand                                                $ 53,079,025         $ 53,445,467
     Interest bearing - demand                                                      40,286,412           32,181,773
     Savings and money market                                                       57,762,858           60,053,261
     Certificates of deposit, under $100,000                                       147,313,746          128,430,467
     Certificates of deposit, $100,000 and over                                     14,045,135            6,079,856
                                                                                  ------------         ------------
                      Total deposits                                               312,487,176          280,190,824

  Securities sold under agreements to repurchase                                    11,248,157            9,590,077
  FHLB advances                                                                      7,000,000            5,000,000
  Accrued interest payable                                                             298,937              332,229
  Other liabilities                                                                  1,392,298            1,007,232
                                                                                  ------------         ------------
                      Total other liabilities                                       19,939,392           15,929,538

                      Total liabilities                                            332,426,568          296,120,362
                                                                                  ------------         ------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 2,928,200 and 2,890,954 issued and outstanding at September 30, 2002 and
     December 31, 2001, respectively                                                21,546,294           21,433,444
  Retained earnings                                                                  5,062,934            1,969,972
  Accumulated other comprehensive income (loss)                                      1,767,756              568,638
                                                                                  ------------         ------------
                      Total shareholders' equity                                    28,376,984           23,972,054
                                                                                  ------------         ------------
                      Total liabilities and shareholders' equity                  $360,803,552         $320,092,416
                                                                                  ============         ============


The accompanying notes are an integral part of these statements.

                    FIRST WASHINGTON FINANCIALCORP
                   Consolidated Statements of Income
                              (unaudited)


                                                                          For the three months ended      For the nine months ended
                                                                                 September 30,                 September 30,
                                                                             2002           2001             2002          2001
                                                                          -----------   -----------      -----------   -----------
INTEREST INCOME
  Loans, including fees                                                   $ 3,461,868   $ 3,698,309      $10,419,182   $10,594,184
  Investment and mortgage-backed securities                                 1,597,702     1,301,657        4,449,825     4,122,522
  Federal funds sold                                                           46,887       119,609          135,191       336,517
  Deposits with banks                                                            --           6,648             --          22,220
                                                                          -----------   -----------      -----------   -----------
                      Total interest income                                 5,106,457     5,126,223       15,004,198    15,075,443
                                                                          -----------   -----------      -----------   -----------
INTEREST EXPENSE
  Deposits                                                                  1,627,077     2,258,482        4,890,735     7,221,360
  Borrowed funds                                                               87,009       139,508          248,373       373,138
                                                                          -----------   -----------      -----------   -----------
     Total interest expense                                                 1,714,086     2,397,990        5,139,108     7,594,498
                                                                          -----------   -----------      -----------   -----------
                      Net interest income                                   3,392,371     2,728,233        9,865,090     7,480,946
PROVISION FOR LOAN LOSSES                                                     120,000       125,000          280,000       275,000
                                                                          -----------   -----------      -----------   -----------
                      Net interest income after provision for loan losses   3,272,371     2,603,233        9,585,090     7,205,946
                                                                          -----------   -----------      -----------   -----------
NON-INTEREST INCOME
  Service fees on deposit accounts                                            303,303       310,132          903,431       883,037
  Other service charges and fees                                               38,533        28,226           97,638        85,079
  Net gains on sale of investment and mortgage-backed
     securities                                                               157,589        10,929          157,589        31,106
  Fee income on sales of mortgages                                            148,871        91,998          328,649       182,565
  Other                                                                        29,128        17,692           65,690        66,262
                                                                          -----------   -----------      -----------   -----------
                      Total non-interest income                               677,424       458,977        1,552,997     1,248,049
                                                                          -----------   -----------      -----------   -----------
NON-INTEREST EXPENSE
  Salaries                                                                  1,085,329       946,111        3,122,856     2,737,824
  Employee benefits                                                           227,077       200,715          703,074       588,410
  Occupancy expense                                                           290,112       266,159          795,814       731,426
  Other                                                                       797,743       741,689        2,380,381     2,003,564
                                                                          -----------   -----------      -----------   -----------
                      Total non-interest expense                            2,400,261     2,154,674        7,002,125     6,061,224
                                                                          -----------   -----------      -----------   -----------
                      Income before income tax expense                      1,549,534       907,536        4,135,962     2,392,771

INCOME TAX EXPENSE                                                            386,000       181,000        1,043,000       417,308
                                                                          -----------   -----------      -----------   -----------
                      NET INCOME                                          $ 1,163,534   $   726,536      $ 3,092,962   $ 1,975,463
                                                                          ===========   ===========      ===========   ===========

PER SHARE DATA

  NET INCOME - BASIC                                                      $      0.36   $      0.24      $      0.97   $      0.67
                                                                          ===========   ===========      ===========   ===========
  NET INCOME - DILUTED                                                    $      0.36   $      0.24      $      0.95   $      0.64
                                                                          ===========   ===========      ===========   ===========



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
           Consolidated Statement of Changes in Shareholders' Equity
                    For Nine Months Ended September 30, 2002
                                   (unaudited)


                                                                  Retained        Accumulated
                                                                  Earnings           Other                               Total
                                                  Common        (Accumulated     Comprehensive     Comprehensive     Shareholders'
                                                   Stock          deficit)       Income (loss)         Income           Equity
                                              --------------   --------------   --------------    ---------------   --------------
Balance at December 31, 2001                   $ 21,433,444     $  1,969,972     $    568,638                        $ 23,972,054

  Net Income                                           --            946,160             --             946,160           946,160

  Other comprehensive loss, net
     of taxes                                          --               --           (187,791)         (187,791)         (187,791)
                                                                                                   ------------
  Total comprehensive income (unaudited)               --               --               --        $    758,369              --
                                               ------------     ------------     ------------      ============      ------------
Balance at March 31, 2002                      $ 21,433,444     $  2,916,132     $    380,847                        $ 24,730,423

  Net Income                                           --            983,268             --             983,268           983,268

Common Stock Issued (200 Shares)                      2,850                                                                 2,850

  Other comprehensive income, net
     of reclassification adjustments/taxes             --               --            730,438           730,438           730,438
                                                                                                   ------------
  Total comprehensive income (unaudited)               --               --               --        $  1,713,706              --
                                               ------------     ------------     ------------      ============      ------------
Balance at June 30, 2002                       $ 21,436,294     $  3,899,400     $  1,111,285                        $ 26,446,979
                                               ============     ============     ============                        ============

  Net Income                                           --          1,163,534             --           1,163,534         1,163,534

Stock Options (37,046 shares)                       110,000                                                               110,000

  Other comprehensive income, net
     of reclassification adjustments/taxes             --               --            656,471           656,471           656,471
                                                                                                   ------------
  Total comprehensive income (unaudited)               --               --               --        $  1,820,005              --
                                               ------------     ------------     ------------      ============      ------------
Balance at September 30, 2002                  $ 21,546,294     $  5,062,934     $  1,767,756                        $ 28,376,984
                                               ============     ============     ============                        ============



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows


                                                                                        For the nine months ended September 30,
                                                                                            2002                   2001
                                                                                        -----------------  --------------------
OPERATING ACTIVITIES
  Net income                                                                             $  3,092,962            $  1,975,463
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                               383,887                 417,518
  Provisions for loan losses                                                                  280,000                 275,000
  Gains on sales of investment securities                                                    (157,589)                (31,106)
  Amortization of premium on investment securities                                            125,609                  54,735
  Amortization of premium on mortgage-backed securities                                       116,567                  83,146
  Accretion of discount on investment securities                                               (6,259)                 (4,546)
  Accretion of discount on mortgage-backed securities                                        (105,014)               (112,189)
  Increase in accrued interest receivable                                                    (187,457)                (36,692)
  Increase (decrease) in other assets                                                        (400,640)             (1,386,094)
  Increase (decrease) in accrued interest payable                                             (33,292)                (48,288)
  Increase (decrease) in other liabilities                                                    385,067                 324,714
                                                                                         ------------            ------------
                      Net cash provided by operating activities                             3,493,841               1,511,661
                                                                                         ------------            ------------
INVESTING ACTIVITIES
  Maturities (purchases) of interest bearing deposits with banks                                 --                    94,000
  Purchases of investment securities available-for-sale                                   (19,657,734)             (2,205,662)
  Purchases of investment securities held-to maturity                                     (20,423,708)            (21,435,673)
  Purchases of mortgage-backed securities available-for-sale                              (29,488,723)            (10,904,178)
  Purchases of mortgage-backed securities held-to-maturity                                 (3,823,509)                   --
  Proceeds from sales of investment securities available-for-sale                           2,389,510                 595,779
  Proceeds from sales of mortgage-backed securities available-for-sale                           --                 4,927,092
  Proceeds from maturities of investment securities available-for-sale                      8,420,000               8,267,380
  Proceeds from maturities of investment securities held-to-maturity                       11,499,000               8,772,780
  Repayment of principal on investment securities available-for-sale                          597,899               1,847,533
  Repayment of principal on mortgage-backed securities available-for-sale                  12,334,786              10,540,371
  Repayment of principal on mortgage-backed securities held-to-maturity                     1,471,775                    --
  Net increase (decrease) in loans                                                           (485,947)            (25,230,571)
  Purchase of premises and equipment                                                         (188,479)                (81,507)
                                                                                         ------------            ------------
                      Net cash used in investing activities                               (37,355,130)            (24,812,656)
                                                                                         ------------            ------------
FINANCING ACTIVITIES
  Issuance of common stock                                                                    112,850                    --
  Net increase in demand deposits and savings accounts                                      5,447,794              25,260,115
  Net increase in certificate of deposits                                                  26,848,558                 142,620
  Net increase in borrowed funds                                                            3,658,080               6,321,745
                                                                                         ------------            ------------
                      Net cash provided by financing activities                            36,067,282              31,724,480
                                                                                         ------------            ------------
Net increase in cash and cash equivalents                                                   2,205,993               8,423,485

Cash and cash equivalents, beginning of year                                               16,845,885              10,709,870
                                                                                         ------------            ------------
Cash and cash equivalents, end of period                                                 $ 19,051,878            $ 19,133,355
                                                                                         ============            ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
   Nine months and Three months ended September 30, 2002 and 2001 (unaudited)

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


    1.  Basis of Financial Statement Presentation

    The financial statements as of September 30, 2002, and for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be attained for an entire fiscal year.

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


    3.  Shareholders' Equity

    On May 1, 2002, 200 shares of stock were issued as part of a promotion. On August 12 and August 22, 2002, 33,678 and 3,368 stock options were converted to stock, respectively. On September 25, 2002, a 10% stock dividend was declared. Earnings per share at September 30, 2001 have been adjusted to reflect the stock dividend.

    4.  Comprehensive Income

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:


                                                           September 30, 2002                     September 30, 2001
                                                --------------------------------------   ---------------------------------------
                                                 Before tax       Tax      Net of tax    Before tax       Tax        Net of tax
                                                   amount       Benefit      amount        amount       Expense        amount
                                                -----------   -----------  -----------   -----------   -----------   -----------
                                                              (unaudited)                             (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising
         during period                          $ 2,002,385   $  (700,834) $ 1,301,551   $ 1,610,188   $  (563,566)  $ 1,046,622
  Less reclassification adjustment for gains
     realized in net income                        (157,589)       55,156     (102,433)      (31,106)       10,887       (20,219)
                                                -----------   -----------  -----------   -----------   -----------   -----------

Other comprehensive income (loss), net          $ 1,844,796   $  (645,678) $ 1,199,118   $ 1,579,082   $  (552,679)  $ 1,026,403
                                                ===========   ===========  ===========   ===========   ===========   ===========

NOTE B - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:



                                                     For the nine months ended September 30, 2002
                                           ---------------------------------------------------------------
                                                Income                 Shares                Per Share
                                             (numerator)           (denominator)              Amount
                                           ----------------      -------------------   -------------------
Basic EPS
  Income available to common stockholders      $ 3,092,962                3,186,712                $ 0.97

Effect of dilutive securities
  Options                                                -                   71,050                 (0.02)
                                               -----------                ---------                ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                  $ 3,092,962                3,257,762                $ 0.95
                                               ===========                =========                ======


                                                     For the nine months ended September 30, 2001
                                           ---------------------------------------------------------------
                                                Income                 Shares                Per share
                                             (numerator)           (denominator)              amount
                                           ----------------      -------------------   -------------------

Basic EPS
  Income available to common stockholders      $ 1,975,463                2,967,624                $ 0.67

Effect of dilutive securities
  Options                                               -                   119,565                 (0.03)
                                               -----------                ---------                ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                  $ 1,975,463                3,087,189                $ 0.64
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

                              RESULTS OF OPERATIONS

  Nine months and Three Months ended September 30, 2002 and September 30, 2001

                                    OVERVIEW

For the nine months ended September 30, 2002, the Company realized a 55.0% increase in net income to $3.1 million or $0.97 per basic share, from $2.0 million or $0.67 per basic share for the same period the prior year. For the three months ended September 30, 2002, the Company recognized net income of $1.2 million or $0.36 per basic share, compared to $727 thousand or $0.24 per basic share for the same period the prior year. Total assets grew to $360.8 million at September 30, 2002 from $320.1 million at year-end, a $40.7 million increase. The Company's net loans increased from a year-end total of $179.9 million to $180.7 million at September 30, 2002. Deposits showed considerable growth from $280.2 million at December 31, 2001 to $312.5 million. Management believes the deposit growth, which has funded the Company's asset growth, is due to depositors seeking safer alternatives to stock and bond market volatility.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income remained relatively constant at $15.0 million for the nine months ended September 30, 2002 as compared to $15.1 million the same period in 2001. For the three months ended September 30, 2002, total interest income remained constant at $5.1 million from the same period the prior year. This is a reflection of the combination of a 100 basis point decline in the average yield on interest earning assets from September 30, 2001 to September 30, 2002, offset by a $44.3 million or 16.0% increase in average earning assets for the nine months ended September 30, 2002 and $46.2 million for the three months ended September 30, 2002. The majority of the increase in average earning assets over the nine month periods was in the investment and mortgage backed securities portfolios, which increased from $99.7 to $131.2 million, an increase of $31.5 million. The loan portfolio also increased by $13.2 million, from $166.3 million to $179.5 million. For the three months ended September 30, 2002, average investment and mortgage-backed securities increased $46.8 million from $99.2 million at September 30, 2001 to $146.0 million at September 30, 2002, and the average balance of the loan portfolio increased by $3.3 million from $176.0 million to $179.3 million for the same periods. These increases were partially offset by a decline in average Federal funds sold of $3.4 million, from $14.1 million at September 30, 2001 to $10.7 million at September 30, 2002. The decline in yield resulted from market declines in short term rates, as evidenced by the 249 basis point decline in the yield on Federal Funds Sold for the nine months ended September 30, 2002 and 163 basis points for the three months ended September 30, 2002 compared to the prior year periods. In response, the Company lengthened the maturity of its investments, to provide slightly higher yields, while maintaining adequate liquidity to fund future loan demand.

Interest Expense. The Company's interest expense through the third quarter of 2002 decreased $2.5 million or 32.9% to $5.1 million from $7.6 million through the third quarter of 2001. For the three months ended September 30, 2002, total interest expense decreased to $1.7 million from $2.4 million for the same period in 2001. The decline in interest expense is a reflection of a decrease in the average cost of interest bearing liabilities from 4.42% to 2.63% for the nine months ended September 30, 2002 and from 4.00% to 2.51% for the three months ended September 30, 2002, again reflecting declines in market rates of interest. These declines in rate were partially offset by an increase in the average balance of interest bearing liabilities, as average interest bearing liabilities increased $31.4 million to $260.6 million for the nine months ended September 30, 2002 from $229.2 million for the nine months ended September 30, 2001 and $33.1 million to $272.6 million for the three months ended September 30, 2002. NOW accounts contributed $11.7 million to the increased average balance for the nine months ended and $12.6 million for the three months ended September 30, 2002, followed by the increase in average Time Deposits of $7.0 million and $14.8 million and Savings accounts of $6.5 million and $5.4 million for the three months ended September 30, 2002, respectively.

Net-Interest Income. Net interest income for the nine months ended September 30, 2002 was $10.7 million, an increase of $2.6 million over net interest income of $8.1 million for the same period the prior year. For the three months ended September 30, 2002, net interest income rose to $3.7 million from $2.9 million for the same period in 2001. The net interest margin, on a fully tax-equivalent basis, increased by 79 basis points to 3.92% for the nine months ended September 30, 2002 from 3.13% for the same period in 2001 and by 52 basis points to 3.88% from 3.36% for the three months ended September 30, 2002. The net yield on interest-earning assets also increased to 4.42% for the nine months ended September 30, 2002 from 3.90% for the nine months ended September 30, 2001 and increased to 4.35% for the three months ended September 30, 2002 from 4.06% for the three months ended September 30, 2001.

The following tables present, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2002 and 2001 and the three months ended September 30, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.


                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                                Nine Months Ended
                                   (unaudited)


                                                            September 30,                            September 30,
                                              -----------------------------------------   ---------------------------------------
                                                                2002                                      2001
                                              -----------------------------------------   ---------------------------------------
                                                                               Average                                    Average
                                                               Interest         Rates                        Interest      Rates
                                                 Average        Income/        Earned/       Average          Income/     Earned/
                                                 Balance        Expense         Paid         Balance         Expense       Paid
                                               -----------   -------------    ---------   -------------   -------------  --------
Assets:
Interest earning assets:
   Deposits with other banks                 $        --     $        --          0.00%   $     433,648   $      22,220    6.83%
   Loans                                       179,540,085      10,419,182        7.74%     166,281,168      10,594,184    8.49%
   Taxable Securities                           81,660,204       2,991,421        4.88%      64,953,071       2,985,552    6.13%
   Tax Exempt Securities                        49,506,427       2,243,699        6.04%      34,663,846       1,749,185    6.73%
   Fed Funds Sold                               10,630,000         135,191        1.70%      10,703,319         336,517    4.19%
                                             -------------   -------------                -------------   -------------
Total Interest Earning Assets                  321,336,717      15,789,493        6.55%     277,035,052      15,687,660    7.55%


Non-Interest Earning Assets                     22,254,837                                   19,034,589
Allowance for possible loan losses              (2,282,671)                                  (1,883,687)
                                             -------------                                -------------

    Total Assets                             $ 341,308,883                                $ 294,185,954
                                             =============                                =============

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                              $  36,447,787   $     275,987        1.01%   $  24,667,746   $     370,065    2.00%
   Savings                                      39,546,144         296,155        1.00%      33,008,430         573,650    2.32%
   Money Market deposits                        17,218,697         128,192        0.99%      15,107,009         274,024    2.42%
   Time deposits                               151,830,466       4,190,400        3.68%     144,820,622       6,003,621    5.53%
   FHLB advances                                 5,029,304         205,375        5.44%       4,280,220         183,409    5.71%
   Other borrowed money                         10,542,216          42,999        0.54%       7,361,606         189,729    3.44%
                                             -------------   -------------                -------------   -------------
Total Interest Bearing Liabilities             260,614,614       5,139,108        2.63%     229,245,633       7,594,498    4.42%

Non-Interest Bearing Liabilities:
Demand deposits                                 53,415,348                                   44,039,507
Other liabilities                                1,531,546                                    1,299,215
                                             -------------                                -------------
    Total Non-Interest Bearing Liabilities      54,946,894                                   45,338,722

Stockholders' equity                            25,747,375                                   19,601,600
                                             -------------                                -------------
Total Liabilities and Stockholders' Equity   $ 341,308,883                                $ 294,185,954
                                             =============                                =============
Net Interest Differential                                                         3.92%                                   3.13%
Net Yield on Interest-Earning Assets                                              4.42%                                   3.90%
Net interest income                                          $  10,650,385                $   8,093,162
                                                             =============                =============


                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                               Three Months Ended
                                   (unaudited)


                                                            September 30,                            September 30,
                                              -----------------------------------------   ---------------------------------------
                                                                2002                                      2001
                                              -----------------------------------------   ---------------------------------------
                                                                               Average                                    Average
                                                               Interest         Rates                        Interest      Rates
                                                 Average        Income/        Earned/       Average          Income/     Earned/
                                                 Balance        Expense         Paid         Balance         Expense       Paid
                                               -----------   -------------    ---------   -------------   -------------  --------
Assets:
Interest earning assets:
   Deposits with other banks                 $         --    $          --        0.00%   $     382,000   $       6,648    6.96%
   Loans                                       179,296,791       3,461,868        7.72%     176,007,450       3,698,309    8.40%
   Taxable Securities                           94,176,555       1,105,272        4.69%      63,188,957         912,210    5.77%
   Tax Exempt  Securities                       51,842,502         757,583        5.85%      36,036,558         599,149    6.65%
   Fed Funds Sold                               10,704,908          46,889        1.75%      14,142,079         119,609    3.38%
                                             -------------   -------------                -------------   -------------
Total Interest Earning Assets                  336,020,755       5,371,612        6.39%     289,757,045       5,335,925    7.37%

Non-Interest Earning Assets                     23,274,671                                   20,195,387
Allowance for possible loan losses              (2,350,900)                                  (1,974,146)
                                             -------------                                -------------

    Total Assets                             $ 356,944,526                                $ 307,978,286
                                             =============                                =============


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   NOW accounts                              $  39,187,190   $      99,285        1.01%   $  26,581,056   $     123,138    1.85%
   Savings                                      40,902,148         103,816        1.02%      35,462,376         177,171    2.00%
   Money Market deposits                        16,573,334          43,226        1.04%      18,194,205          94,334    2.07%
   Time deposits                               158,995,331       1,380,751        3.47%     144,204,036       1,863,837    5.17%
   FHLB advances                                 5,088,889          71,101        5.59%       5,521,505          77,774    5.63%
   Other borrowed money                         11,889,405          15,909        0.54%       9,538,127          61,735    2.59%
                                             -------------   -------------                -------------   -------------
Total Interest-Bearing Liabilities             272,636,297       1,714,088        2.51%     239,501,304       2,397,990    4.00%

Non-Interest Bearing Liabilities:
Demand deposits                                 55,317,889                                   46,722,009
Other liabilities                                1,814,754                                    1,234,532
                                             -------------                                -------------
    Total Non-Interest Bearing Liabilities      57,132,643                                   47,956,541

Stockholders' equity                            27,175,586                                   20,520,440
                                             -------------                                -------------

Total Liabilities and Stockholders' Equity   $ 356,944,526                                $ 307,978,286
                                             =============                                =============

Net Interest Differential                                                         3.88%                                    3.36%
Net Yield on Interest-Earning Assets                                              4.35%                                    4.06%
Net interest income                                          $   3,657,524                                $   2,937,935
                                                             =============                                =============



Provision for Loan Losses. The provision for possible loan losses for the nine months ended September 30, 2002, was $280 thousand compared to the $275 thousand provision for the same period last year. For the three months ended September 30, 2002, the provision for possible loans losses was $120 thousand compared to $125 thousand for the three months ended September 30, 2001. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income, composed primarily of service charge income, income on sold mortgages and gain on sale of investment and mortgage-backed securities, increased $305 thousand to $1.6 million for the first nine months of 2002, from $1.2 million for the first nine months of 2001. For the three months ended September 30, 2002, non-interest income increased to $667 thousand from $459 thousand for the same period in 2001. The increase reflects a $127 thousand increase in gain on sale of investment and mortgage-backed securities, coupled with a $146 thousand increase in income on sold mortgages, to $329 thousand for the nine months ended September 30, 2002. The increase in the gain on the sale of securities reflects the profit from the sale of a number of smaller municipal securities, and the increase in the gain on sale of mortgages reflects increased origination and sale volume, as mortgage refinancing activity has increased in a declining market interest rate environment.

Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2002 was $7.0 million, an increase of $941 thousand from the same period last year. Total non-interest expense for the three months ended September 30, 2002, totaled $2.4 million, an increase of $245 thousand over total non-interest expense for the same period a year ago. Salaries and employee benefits accounted for $500 thousand and $165 thousand of the increase for the nine and three month periods, respectively, followed by a $376 thousand and a $56 thousand increase in other non-interest expenses for the nine and three month periods, respectively. Increases in data processing expense of $98 thousand, director and committee fess of $50 thousand, advertising of $45 thousand, loan origination and servicing expense of $31 thousand, and audit, tax and accounting and correspondent bank charges of $26 thousand each, make up the majority of the $376 thousand increase in other non-interest expense for the nine months ended. The increase of $56 thousand for the three-month period was primarily made up of increases in printing stationery and supplies of $24 thousand, directors and committee fees of $15 thousand and telephone and telegraph of $10 thousand. The data processing expense is a result of enhancements to the Execubanc program, bill pay and other system enhancements and upgrades. The increase in advertising is a reflection of the Company's efforts to further penetrate the markets we serve. The loan origination and servicing increase is related to the increase in home equity processing charges over the past year.

Income Taxes. Our effective income tax rate for the first nine months of 2002 was 25.2% as compared to 17.9% for the year ended December 31, 2001. The effective income tax rate for the three months ended September 30, 2002 was 24.9%.

                               FINANCIAL CONDITION

               September 30, 2002 as compared to December 31, 2001

Total assets increased to $360.8 million at September 30, 2002, a $40.7 million increase from total assets of $320.1 million at December 31, 2001. Increases through the third quarter compared to year-end 2001 included $20.0 million in mortgage-backed securities, and $18.5 million in investment securities. These increases in assets were funded by increases in total deposits of $32.3 million attributable to depositors seeking safer alternatives to stock and bond market volatility. As the Company experienced weaker loan demand, excess liquidity was invested in mortgage-backed securities and investment securities.

Net loans at September 30, 2002 increased $766 thousand from year-end 2001 to $180.7 million, due to reduced opportunities to make credit worthy loans in a weaker economy and increasing prepayment and refinancing activity.

The following schedule presents the components of loans for each period presented:

                                               September 30, 2002                 December 31, 2001
                                          ------------------------------    ------------------------------
                                              Amount            Pct             Amount           Pct
                                          ----------------  ------------    ---------------  -------------

Commercial                                  $  31,386,710         17.2%      $  30,663,222          16.9%
RE Commercial Properties                       95,557,999         52.2%         93,652,264          51.5%
RE Residential Properties                      18,930,048         10.3%         17,813,748           9.8%
Consumer                                        2,339,248          1.3%          2,602,709           1.4%
Installment                                    18,967,582         10.4%         20,076,075          11.0%
Home Equity                                    15,748,188          8.6%         17,107,884           9.4%
                                            -------------        -----       -------------         -----
                                              182,929,776        100.0%        181,915,902         100.0%
Deferred loan fees                                203,347                          238,881
Allowance for possible loan losses             (2,419,937)                      (2,207,545)
                                            -------------                    -------------
  Loans, net                                $ 180,713,185                    $ 179,947,238
                                            =============                    =============


Federal funds sold increased by $1.3 million to $7.5 million at September 30, 2002 from $6.2 million at December 31, 2001. This minor increase is a function of liquidity.

Total year to date average deposits increased $36.1 million to $298.5 million, or 13.8% through the third quarter of 2002 from the twelve-month average of $262.4 million at December 31, 2001. The increase is comprised of increases in average NOW account deposits of $11.0 million, average demand deposits of $10.2 million, average time deposits of $8.5 million and average savings deposits of $5.3 million. These increases are a reflection of the Company's continued efforts to penetrate the existing market as well as a reflection on the economy as a whole, with depositors holding more in bank accounts rather than investing in the stock or bond markets due to the market volatility. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of average deposits, for each period presented.



                                      September 30, 2002           December 31, 2001
                                  -------------------------    -------------------------
                                    Average         Average       Average        Average
                                     Amount          Yield         Amount         Yield
                                  --------------  ---------    --------------  ---------
NOW Deposits                       $ 36,447,787      1.01%      $ 25,428,479      1.77%
Savings Deposits                     39,546,144      1.00%        34,189,641      2.01%
Money Market Deposits                17,218,697      0.99%        16,258,360      2.07%
Time Deposits                       151,830,466      3.68%       143,271,879      5.32%
Non-interest Bearing Deposits        53,415,348      0.00%        43,206,612      0.00%
                                  -------------                -------------
  Total Deposits                  $ 298,458,442                $ 262,354,971
                                  =============                =============

                                  ASSET QUALITY

At September 30, 2002, non-performing assets decreased $268 thousand to $70 thousand from $338 thousand at December 31, 2001. This decrease was due to net sales of other real estate owned of $118 thousand, as well as repayments from the Small Business Administration on the guaranteed portion of certain loans originated under the SBA's guaranteed loan program. Management believes its non-performing loans are adequately reserved for and continues to monitor asset quality through its loan review process.

The following table provides information regarding risk elements in the loan portfolio:

                                                  September 30,    December 31,
                                                     2002              2001
                                                  -------------    ------------


Non-accrual loans (1)                              $     --       $   150,125
Other Real Estate Owned                            $   70,309     $   187,500
Non-accrual loans to total loans                         0.00%           0.08%
Non-performing assets to total assets                    0.02%           0.11%
Allowance for possible loan losses as
  a percentage of non-performing assets                    NM             NM
Allowance for possible loan losses to total loans        1.32%           1.21%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $536 thousand at September 30, 2002. There were no loans past due 90 days and still accruing at December 31, 2001.


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

Our allowance for possible loan losses increased $457 thousand to $2.4 million at September 30, 2002 from $2.0 million at September 30, 2001. The allowance for possible loan losses as a percentage of total loans was 1.32% at September 30, 2002 compared to 1.09% at September 30, 2001.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended September 30, 2002 and September 30, 2001.


                                                                           Nine months ended
                                                           -------------------------------------------
                                                           September 30, 2002     September 30, 2001
                                                           --------------------   --------------------


Balance at beginning of year                                       $ 2,207,545            $ 1,865,205
Provision for loan losses                                              280,000                275,000
Charge-offs                                                            (79,157)              (210,899)
Recoveries                                                              11,549                 33,572
                                                           --------------------   --------------------
Ending Balance                                                     $ 2,419,937            $ 1,962,878
                                                           ====================   ====================

Ratio of net charge-offs to average loans outstanding                    0.04%                  0.11%

Balance of allowance as a % of total loans at period end                 1.32%                  1.09%



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

Net cash provided by our operating activities was $3.5 million for the nine months ended September 30, 2002 compared to $1.5 million for the nine months ended September 30, 2001, due to increases of $1.1 million in net income and the change in increase in other assets of $985 thousand. The changes in other assets that affected cash flow for the period ended September 30, 2001 were in the areas of accounts receivable, with an increase from year end 2000 of $517 thousand, investment principal receivable of $251 thousand, other real estate owned of $188 thousand and SBA guaranteed principal receivable of $159 thousand. The period ended September 30, 2002 did not see the same increases in other assets, thus accounting for the change of $985 thousand.

Net cash used in investing activities was $37.4 million for the nine months ended September 30, 2002 compared to $24.8 million for the nine months ended September 30, 2001. Net purchases and maturities of investment securities increased $38.9 million for the period ending September 30, 2002 from the same period the prior year, offset by a decline in loan growth of $24.7 million for the same periods.

Net cash provided by our financing activities was $36.1 million for the nine months ended September 30, 2002 compared to $31.7 million for the same period in 2001. Net increases in certificates of deposits of $26.7 million were offset by declines in net increases in demand deposits and savings accounts of $19.9 million and borrowed funds of $2.6 million from September 30, 2001 to September 30, 2002.


CAPITAL RESOURCES

Total shareholders' equity increased $4.4 million to $28.4 million at September 30, 2002 from $24.0 million at year-end 2001. The increase was due to an increase in net income of $3.1 million along with an increase in the net unrealized gain on securities available for sale of $1.2 million.

At September 30, 2002, the Company exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2002 for the Company as well as the minimum regulatory requirements.


                                                                   For capital adequacy
                                           Actual                        purposes             To be well capitalized
                                        ---------------------- --------------------------- ---------------------------
                                           Amount      Ratio       Amount        Ratio        Amount        Ratio
                                        ---------------------- --------------- ----------- ------------- -------------

Total Capital (to risk weighted assets)  $ 29,029,015  12.77%    $ 18,181,875    8.00%      $ 22,727,344    10.00%

Tier 1 capital (to risk weighted assets)   26,609,078  11.71%       9,090,938    4.00%        13,636,407     6.00%

Tier 1 capital (to average assets)       $ 26,609,078   7.59%    $ 14,023,502    4.00%      $ 17,529,377     5.00%



ITEM 3 - CONTROLS AND PROCEDURES


First Washington FinancialCorp's (the Company) Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.    Exhibits and Report on form 8-K

    (a).   Exhibits

           Exhibit 99 - Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

    (b). Reports on Form 8-K

    Date of Report                  Item Number
    --------------                  -----------

    August 8, 2002                  Item 5 - Report of second quarter earnings

    September 26, 2002              Item 5 - Declaration of stock dividend

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST WASHINGTON FINANCIALCORP




Date:  November 13, 2002            By:/s/ C. Herbert Schneider
                                    -------------------------------------------
                                    C. HERBERT SCHNEIDER
                                    President & CEO





                                    By:/s/ Lewis H. Foulke, Jr.
                                    --------------------------------------------
                                    LEWIS H. FOULKE, JR.
                                    Vice President, Finance and CFO
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS





I, C. Herbert Schneider, President and CEO, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of First Washington FinancialCorp;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                            /s/ C. Herbert Schneider
                      -----------------------------------
                              C. Herbert Schneider
                       President & Chief Executive Officer

                                 CERTIFICATIONS





I, Lewis H. Foulke, Jr., VP Finance and CFO, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of First Washington FinancialCorp;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                            /s/ Lewis H. Foulke, Jr.
                      -----------------------------------
                              Lewis H. Foulke, Jr.
                      VP Finance & Chief Financial Officer