Form 10QSB/A
period 2002-09-30
FIRST WASHINGTON FINANCIAL CORP
filed 2002-11-22
CIK 1137679

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                  FORM 10-QSB/A

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes __ No X

As of November 22, 2002 there were 3,220,751 shares of common stock, no par value, outstanding.

PART 1 - ITEM 1 FINANCIAL STATEMENTS

This amendment is filed to correct an error in the deferred tax asset and other assets categories for the period ended September 30, 2002.

                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets

                                                                                   September 30,      December 31,
                                                                                       2002              2001
                                                                                 ---------------     --------------
                                                                                    (unaudited)
ASSETS
  Cash and due from banks                                                         $   11,591,878      $ 10,690,885
  Federal funds sold                                                                   7,460,000         6,155,000
                                                                                  --------------      ------------
   Total cash and cash equivalents                                                    19,051,878        16,845,885

  Investment securities available-for-sale                                            47,084,867        38,022,875
  Investment securities held-to-maturity (fair value of $39,952,915 as of
   September 30, 2002 and $29,284,065 as of December 31, 2001)                        38,518,296        29,108,371
  Mortgage-backed securities available-for-sale                                       60,967,669        43,394,266
  Mortgage-backed securities held-to-maturity (fair value of $5,439,441
   as of September 30, 2002 and $2,967,760 as of December 31, 2001)                    5,298,464         2,948,956
  Loans, net                                                                         180,713,185       179,947,238
  Premises and equipment, net                                                          5,864,270         6,057,872
  Accrued interest receivable                                                          2,052,799         1,865,343
  Deferred tax asset, net                                                                (75,689)          570,071
  Other assets                                                                         1,327,813         1,331,539
                                                                                  --------------      ------------

             Total assets                                                         $  360,803,552      $320,092,416
                                                                                  ==============      ============
LIABILITIES
  Deposits
   Non-interest bearing - demand                                                  $   53,079,025      $ 53,445,467
   Interest bearing - demand                                                          40,286,412        32,181,773
   Savings and money market                                                           57,762,858        60,053,261
   Certificates of deposit, under $100,000                                           147,313,746       128,430,467
   Certificates of deposit, $100,000 and over                                         14,045,135         6,079,856
                                                                                  --------------      ------------
             Total deposits                                                          312,487,176       280,190,824

  Securities sold under agreements to repurchase                                      11,248,157         9,590,077
  FHLB advances                                                                        7,000,000         5,000,000
  Accrued interest payable                                                               298,937           332,229
  Other liabilities                                                                    1,392,298         1,007,232
                                                                                  --------------      ------------
             Total other liabilities                                                  19,939,392        15,929,538

             Total liabilities                                                       332,426,568       296,120,362
                                                                                  --------------      ------------
SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 2,928,200 and
   2,890,954 issued and outstanding at September 30, 2002 and December 31, 2001,
   respectively                                                                       21,546,294        21,433,444
  Retained earnings                                                                    5,062,934         1,969,972
  Accumulated other comprehensive income (loss)                                        1,767,756           568,638
                                                                                  --------------      ------------

             Total shareholders' equity                                               28,376,984        23,972,054
                                                                                  --------------      ------------

             Total liabilities and shareholders' equity                           $  360,803,552      $320,092,416
                                                                                  ==============      ============

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST WASHINGTON FINANCIALCORP




Date: November 22, 2002             By:/s/ C. Herbert Schneider
                                       -------------------------
                                    C. HERBERT SCHNEIDER
                                    President & CEO





                                    By:/s/ Lewis H. Foulke, Jr.
                                       -----------------------------
                                    LEWIS H. FOULKE, JR.
                                    Vice President, Finance and CFO
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS





I, C. Herbert Schneider, President and CEO, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of First Washington FinancialCorp;


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


Date:  November 22, 2002


                                          /s/ C. Herbert Schneider
                                          -----------------------------------
                                          C. Herbert Schneider
                                          President & Chief Executive Officer

                                 CERTIFICATIONS



I, Lewis H. Foulke, Jr., VP Finance and CFO, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of First Washington FinancialCorp;


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


Date: November 22, 2002


                                         /s/ Lewis H. Foulke, Jr.
                                         ------------------------------------
                                         Lewis H. Foulke, Jr.
                                         VP Finance & Chief Financial Officer