Form 10KSB
period 2002-12-31
FIRST WASHINGTON FINANCIAL CORP
filed 2003-03-27
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-KSB

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________________ to _________________

                         Commission file number 0-32949
                                                -------

                         FIRST WASHINGTON FINANCIALCORP
             (Exact name of Registrant as Specified in Its Charter)

                     New Jersey                                 52-2150671
---------------------------------------------            ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                        Identification Number)

U.S. Route 130 and Main Street, Windsor, NJ     08561         (609) 426-1000
--------------------------------------------- ---------- ----------------------------
(Address of Principal Executive Offices)      (Zip Code) (Issuer's Telephone Number,
                                                         including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X   No
                         ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

For the fiscal year ended December 31, 2002, the issuer had total revenues of $22.51 million.

The aggregate market value of the voting stock held by non-affiliates of the issuers as of February 20, 2003, was $28,976,612. The number of shares of the issuer's Common Stock, no par value, outstanding as of December 31, 2002 was 3,220,751.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                     10-KSB Item                    Document Incorporated
                     -----------                    ---------------------

Item 9.    Directors and Executive Officers     Proxy Statement for 2003 Annual
           of the Company; Compliance with      Meeting of Shareholders to be
           Section 16(a) of the Exchange Act    filed no later than April 30,
                                                2003.

Item 10.   Executive Compensation               Proxy Statement for 2003
                                                Annual Meeting of Shareholders
                                                to be filed no later than April
                                                30, 2003.

Item 11.   Security Ownership of Certain        Proxy Statement for 2003 Annual
           Beneficial Owners and Management     Meeting of Shareholders to be
                                                filed no later than April 30,
                                                2003.

Item 12.   Certain Relationships and            Proxy Statement for 2003 Annual
           Related Transactions                 Meeting of Shareholders to be
                                                filed no later than April 30,
                                                2003.

                                     PART I

ITEM 1. - Description of Business
---------------------------------

General

     First Washington FinancialCorp is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended and incorporated under the laws of the State of New Jersey. We are the holding company for First Washington State Bank; a New Jersey state chartered commercial bank. The bank is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Mercer, Monmouth and Ocean Counties, New Jersey. The bank operates through its main office located in Windsor, New Jersey, and eleven branch offices located in Allentown, East Windsor, Freehold, Hamilton Square, Jackson, Lakewood, Plumsted, West Windsor and Whiting, New Jersey.

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

     Our vision for the bank is to continue to serve our local communities by providing customers with quick response and access to senior bank officers and decision-makers, while also offering new and innovative products and services. In 2002, we worked on enhancements to the "ExecuBanc" PC banking services and will be rolling out our Internet banking version of this product in the first quarter of 2003. Our joint venture title insurance agency, Windsor Title Agency, LP, has begun providing us with non-interest income and has been developing a network of referral sources. We will continue to seek innovative products, directly through the bank or through joint ventures with third parties, to satisfy the financial needs of our customers and provide a return to our investors.

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

Service Area

     Our service area primarily consists of Mercer, Monmouth and Ocean Counties, New Jersey, although we make loans throughout New Jersey. We operate through our main office in Windsor, New Jersey, and eleven branch offices located in Allentown, East Windsor, Freehold, Hamilton Square, Jackson, Lakewood, Plumsted, West Windsor and Whiting, New Jersey.

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

Employees

     At December 31, 2002, we employed 135 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

     Insurance of Deposits. Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. We were not assessed a premium for 2002.

     In addition, we pay assessments used to repay a portion of the amounts owed on bonds issued by the Federal Financing Corporation to help pay for the thrift bailout of the early 1980s. This payment, equal to .0182% of assessed deposits, is in addition to the deposit insurance premiums discussed above, if any. In 2002 we were assessed $48,874 for these repayments.

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

     In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2002, the bank's ratio of total capital to risk-weighted assets was 11.90%. Our Tier I capital to risk-weighted assets was 10.82%, and our Tier I capital to average assets was 7.42%.

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

ITEM 2. - Description of Property
---------------------------------

     The bank owns its main office in Windsor, New Jersey, and its branch offices in Allentown, West Windsor, Lakewood and Hamilton, New Jersey. There are no outstanding mortgages on any of those properties. In addition, the bank leases its branch offices in Freehold (two offices), Lakewood, Jackson, Whiting, East Windsor and Plumsted, New Jersey, and its operations center in Windsor, New Jersey. The following table sets forth certain information regarding the bank's properties:

                                                                               DATE OF
                                                          LEASED OR             LEASE
                        LOCATION                            OWNED             EXPIRATION
      --------------------------------------------- ---------------------- -----------------
      U.S. Route 130 and Main Street                        Owned                 N/A
      Windsor, New Jersey

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

      Raintree Town Center
      Route 537                                            Leased                07/12
      Freehold, New Jersey

      4301 Applewood Drive                                 Leased                11/10
      Freehold, New Jersey

      Route 9 and Kennedy Boulevard                        Leased                02/10
      Lakewood, New Jersey

      2275 West County Line Road                           Leased                09/16
      Jackson, New Jersey

      500 Route 530                                        Leased                01/24
      Whiting, New Jersey

      304 Princeton-Hightstown Road                        Leased                04/09
      East Windsor, New Jersey

      205 East Kennedy Boulevard                            Owned                 N/A
      Lakewood, New Jersey

      2460 Whitehorse-Hamilton Square Road                  Owned                 N/A
      Hamilton, New Jersey

      100 North Main Street                                Leased                03/08
      Windsor, New Jersey

      605 Route 539                                        Leased                05/17
      Cream Ridge, New Jersey

ITEM 3. - Legal Proceedings
---------------------------

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


ITEM 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2002.


                                     PART II
                                     -------

ITEM 5. - Market for Common Equity and Related Shareholder Matters
------------------------------------------------------------------

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

                                                           2002
                                                           ----
                                                High                     Low
                                                ----                     ---
       1st Quarter                             $13.41                   $12.73
       2nd Quarter                             $13.41                   $10.82
       3rd Quarter                             $13.09                   $10.82
       4th Quarter                             $14.75                   $12.18

                                                            2001
                                                            ----
                                                High                     Low
                                                ----                     ---
       1st Quarter                             $15.15                   $12.23
       2nd Quarter                             $17.32                   $14.07
       3rd Quarter                             $17.32                   $12.34
       4th Quarter                             $13.64                   $11.82

     The company has historically not paid cash dividends, but has declared annual stock dividends or stock splits. The market prices above are adjusted to account for (i) a 5 percent stock dividend paid on December 11, 2001 and (ii) a 10 percent stock dividend paid on October 25, 2002.

     As of December 31, 2002, the company had 576 shareholders of record.

ITEM 6. - Management's Discussion and Analysis of Financial Condition and Results of Operation


OVERVIEW

     We are the holding company for First Washington State Bank. The bank was founded in 1989 with the goal of providing high quality products and superior, personal customer service to individuals and businesses in the markets surrounding our office locations. Since we opened our first office in Windsor, New Jersey in December 1989, we have sought new locations with business communities underserved by the state's larger financial institutions. Our strategy of providing local, community based financial products and services has led us to grow to twelve offices, with our newest office opening in 2002. We will continue to seek new locations in markets with a strong, small business community. We believe we can meet the needs of these customers faster and more efficiently than large, multi-state institutions, while maintaining our excellent history of credit quality and producing a return for our shareholders. We also believe that the consolidation of financial institutions within our New Jersey market place will continue to provide us with opportunities to acquire customers who are not adequately served.

     For the year ended December 31, 2002, we recognized net income of $4.15 million or $1.30 per share compared to net income of $2.52 million, or $0.83 per share for the year ended December 31, 2001. At December 31, 2002, our total assets reached $384.90 million, an increase of 20.25% over total assets at December 31, 2001, our net loans totaled $192.36 million, an increase of 6.90% over net loans at December 31, 2001 and our deposits totaled $328.88 million, an increase of 17.38% over total deposits at December 31, 2001.

     Our continued growth has occurred both in our existing markets and through our new office location in Plumsted, New Jersey, which opened in mid 2002.


CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Allowance for Possible Loan Losses
----------------------------------
     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses of the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for possible loan losses and recoveries on previously charged-off loans are added to the allowance.

    Management uses significant estimates to determine the allowance for possible loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for possible loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management's estimates of the allowance for possible loan losses and actual results could differ in the near term. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

    Future increases to our allowance for possible loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operations.

Deferred Taxes
--------------
    The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

RESULTS OF OPERATIONS: Year Ended December 31, 2002

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

Net Income. For the year ended December 31, 2002, we recognized net income of $4.15 million, an increase of $1.63 million from income of $2.52 million for the year ended December 31, 2001. The year-to-year increase in reported net income is attributable to a $2.95 million increase in our net interest income and a $574 thousand increase in non-interest income. These increases were partially offset by increases of $1.15 million in non-interest expense and $65 thousand in the provision for loan losses.

Interest Income. Total interest income increased $186 thousand, or 0.93%, to $20.22 million for the year ended December 31, 2002 from $20.03 million in 2001. This increase in interest income primarily reflects an increase in our average balance of earning assets offset by declining market rates. Average balances increased by $35.90 million for investment securities, and $11.58 million for loans. The average yield on the loan portfolio decreased to 7.73% from 8.40%, the average yield on taxable investment securities decreased to 4.78% from 5.89%, the average yield on tax exempt securities decreased to 5.87% from 6.70% and the average yield on federal funds sold decreased to 1.69% in 2002 from 3.78% in 2001, all reflecting lower market rates of interest. The narrower decrease in the average yield on loans and tax exempt securities is a reflection of the repricing characteristics of these products as compared to securities and federal funds sold.

Interest Expense. Our interest expense for the year ended December 31, 2002 decreased $2.76 million, or 28.81%, to $6.82 million from $9.58 million for 2001. The decrease in interest expense reflects a significant decline in market rates as our average cost of interest bearing deposits declined from 4.14% for 2001 to 2.56% or 2002. Time deposits had the most impact on interest expense, as the average rate for 2002 was 3.58%, down 174 basis points from 5.32% the prior year. While this was not the greatest drop in rates, time deposits represent 58.25% of our interest bearing liabilities. The greatest drop in rate was seen in the other borrowed funds category, from 2.81% for 2001 to 0.53% for 2002. This decline was followed by a 110 basis point and 103 basis point drop on money market and savings deposits, respectively, from a year ago. NOW account deposits also showed a decline of 80 basis points from one year ago. FHLB advances saw the smallest decline, of 50 basis points, as these are fixed rate instruments with longer maturities than other interest bearing liabilities in the portfolio.

     The composition of the interest bearing liability portfolio has changed very little over the past year, with the largest changes being a 3.58% decline in the percent of the total portfolio for time deposits and a 3.08% increase in NOW account deposits.

Net-Interest Income. As a result of the changes discussed above, net interest income increased by $2.95 million or 28.23%, for the year ended December 31, 2002 over net interest income for 2001. The net interest margin for the year ended December 31, 2002 was 4.40% as compared to 4.02% for the year ended December 31, 2001. The repricing intervals of assets and liabilities, as well as a proactive investment strategy, enabled the interest margin increase.

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

                         FIRST WASHINGTON FINANCIALCORP
                              Average Balance Sheet
                             (dollars in thousands)


                                              December 31,                   December 31,                December 31,
                                     ------------------------------ ----------------------------- -----------------------------
                                                2002                           2001                          2000
                                     ------------------------------ ----------------------------- -----------------------------

                                                           Average                        Average                      Average
                                                Interest    Rates              Interest    Rates             Interest   Rates
                                      Average   Income /   Earned /  Average   Income /  Earned /  Average   Income /  Earned /
                                      Balance   Expense     Paid     Balance   Expense     Paid    Balance   Expense     Paid
                                     --------- ---------- --------- --------- ---------- -------- --------- --------- ---------
Assets:
Interest earning assets:
   Deposits with other banks               $ -        $ -     0.00%     $ 395       $ 26    6.58%      $ 88       $ 7     7.95%
   Loans (1)                           180,771     13,973     7.73%   169,188     14,206    8.40%   142,946    12,593     8.81%
   Taxable securities                   85,763      4,103     4.78%    64,880      3,819    5.89%    57,545     3,849     6.69%
   Tax exempt  securities (2)           51,508      3,025     5.87%    36,488      2,444    6.70%    33,596     2,243     6.68%
   Fed funds sold                       10,319        174     1.69%    10,332        391    3.78%     8,123       513     6.32%
                                     --------- ---------- --------- --------- ---------- -------- --------- --------- ---------
Total interest earning assets          328,361     21,275     6.48%   281,283     20,886    7.43%   242,298    19,205     7.93%

Non-interest earning assets             23,178                         19,830                        16,707
Allowance for possible loan losses      (2,328)                        (1,913)                       (1,711)
                                     ---------                      ---------                     ---------

    Total assets                     $ 349,211                       $299,200                      $257,294
                                     =========                      =========                     =========


Liabilities and Shareholders' Equity:
Interest bearing liabilities:
   NOW accounts                      $  37,414      $ 362     0.97%  $ 25,428      $ 451    1.77%  $ 19,566     $ 396     2.02%
   Savings                              39,432        385     0.98%    34,190        686    2.01%    28,520       816     2.86%
   Money market deposits                17,399        169     0.97%    16,258        337    2.07%    12,764       316     2.48%
   Time deposits                       155,166      5,555     3.58%   143,272      7,623    5.32%   130,886     7,563     5.78%
   FHLB advances                         5,479        285     5.20%     4,563        260    5.70%     3,514       221     6.29%
   Other borrowed money                 11,480         61     0.53%     8,002        225    2.81%     3,889       203     5.22%
                                     --------- ---------- --------- --------- ---------- -------- --------- --------- ---------
Total interest bearing liabilities     266,370      6,817     2.56%   231,713      9,582    4.14%   199,139     9,515     4.78%

Non-interest bearing liabilities:
Demand deposits                         54,712                         45,753                        40,394
Other liabilities                        1,679                          1,221                         1,651
                                     ---------                      ---------                     ---------
    Total non-interest bearing
      liabilities                       56,391                         46,974                        42,045

Shareholders' equity                    26,450                         20,513                        16,110
                                     ---------                      ---------                     ---------

Total liabilities and shareholders'
  equity                             $ 349,211                       $299,200                      $257,294
                                     =========                      =========                     =========

Net interest differential                                     3.92%                         3.29%                         3.15%
Net yield on interest earning assets                          4.40%                         4.02%                         4.00%
Net interest income                              $ 14,458                       $ 11,304                      $ 9,690
                                               ==========                     ==========                    =========


(1) Average loans include non-accrual loans, which were $17 thousand, $150 thousand and $266 thousand at December 31, 2002, 2001 and 2000, respectively. Loan fees of $484 thousand, $432 thousand and $317 thousand for the years ended December 31, 2002, 2001 and 2000, respectively, are included in interest income.

(2) The indicated interest income and average yields are presented on a taxable equivalent basis, utilizing an effective tax rate of 35%. The taxable equivalent adjustments included above are $1.06 million; $855 thousand and $785 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

The following tables present, by category, the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.

                                     Year ended December 31, 2002 vs. December 31, 2001
                                            Increase (Decrease) Due to Change in:
                                            -------------------------------------

                                      ---------------   --------------   --------------
                                         Average           Average
                                          Volume            Rate              Net
                                      ---------------   --------------   --------------
                                                        (in thousands)
Interest Income:
Due from banks                        $           (13)  $          (13)  $          (26)
Loans                                           1,454           (1,687)            (233)
Taxable investment securities                     679             (395)             284
Tax exempt securities                             830             (248)             582
Federal funds sold                                 (0)            (217)            (217)
                                      ---------------   --------------   --------------

Total interest income                           2,950           (2,560)             390

Interest Expense:
Interest-bearing demand deposits               (2,525)           2,436              (89)
Savings and money market deposits                 116             (585)            (469)
Time deposits                                     703           (2,771)          (2,068)
Repurchase agreements                             190             (353)            (163)
FHLB advances                                      44              (19)              25
                                      ---------------   --------------   --------------

Total interest expense                         (1,472)          (1,292)          (2,764)
                                      ---------------   --------------   --------------
Net interest income                   $         4,422   $       (1,268)  $        3,154
                                      ===============   ==============   ==============



                                     Year ended December 31, 2001 vs. December 31, 2000
                                            Increase (Decrease) Due to Change in:
                                            -------------------------------------

                                      ---------------   --------------   --------------
                                         Average           Average
                                          Volume            Rate              Net
                                      ---------------   --------------   --------------
                                                        (in thousands)
Interest Income:
Due from banks                        $            20   $           (1)  $           19
Loans                                           2,166             (553)           1,613
Taxable investment securities                    (510)             480              (30)
Tax exempt securities                             194                7              201
Federal funds sold                                258             (380)            (122)
                                      ---------------   --------------   --------------

Total interest income                           2,128             (447)           1,681

Interest Expense:
Interest-bearing demand deposits                   94              (39)              55
Savings and money market deposits                 221             (330)            (109)
Time deposits                                     368             (308)              60
Repurchase agreements                              39              (17)              22
FHLB advances                                      57              (18)              39
                                      ---------------   --------------   --------------

Total interest expense                            779             (712)              67
                                      ---------------   --------------   --------------
Net interest income                   $         1,350   $          264   $        1,614
                                      ===============   ==============   ==============

Provision for Loan Losses. For the year ended December 31, 2002, we recognized a provision for loan losses of $600 thousand, an increase of $65 thousand over the provision of $535 thousand for the prior year. The increase in the provision for loan losses reflects the growth in the loan portfolio, as well as managements' view of the inherent risks in the portfolio. Our provision for loan losses maintained the reserve at a level management believes appropriate in light of our lending activities, the quality of our loan portfolio, historical experience, volume and type of lending conducted by us, the status of past due and non-performing loans, the general economic conditions of our lending area and other factors affecting collectability of our loan portfolio. We had net charge-offs of $49 thousand for the year ended December 31, 2002 and $193 thousand for the year ended December 31, 2001. Although our non-performing assets declined from year-end 2001 to year-end 2002, we experienced an increase in our level of classified loans during 2002 from $308 thousand at year-end December 31, 2001 to $1.45 million at year-end December 31, 2002. While our management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. Total non-interest income, composed primarily of service charge income, increased 33.35% or $574 thousand to $2.30 million at December 31, 2002 from $1.72 million at December 31, 2001. Non-interest income increased due in large part to a $311 thousand increase in income on mortgages sold, reflecting an increase in origination volume caused by low market interest rates during 2002. Our strategy is to sell the majority of our residential mortgages in the secondary market, which gives us greater liquidity and less interest rate risk. Net gains on the sale of investment and mortgage-backed securities increased by $126 thousand over net gains in 2001. In addition, our other non-interest income, comprised mainly of income from our joint venture, Windsor Title Agency, LP, which provides title insurance to our customers, increased by $101 thousand. Income from Windsor Title Agency, LP contributed $90 thousand to the increase in other non-interest income..

Non-Interest Expense. Our non-interest expense for 2002 increased over non-interest expense for 2001 by $1.15 million, or 13.43%. For 2002, our total non-interest expense was $9.71 million, compared to total non-interest expense of $8.56 million for 2001. The increase in non-interest expense reflects enhancements and additions to our products and services. Part of the salary and benefit expense increase of $623 thousand, as well as an occupancy expense increase of $92 thousand were a result of our new branch added in 2002. Another factor in the increase in salaries and benefits is additions to our lending staff, hired to help facilitate better penetration in our existing markets as well as to handle the increased flow of residential mortgage refinancing.

     Other non-interest expense increased $433 thousand due primarily to an expense of $153 thousand incurred in connection with the remodeling of our Jackson office. This was followed by increases of $66 thousand in director & committee fees and data processing expense of $58 thousand. The increase in data processing expense is a reflection of upgrades made to our computer systems, as well as increased volume. Loan originations and servicing expense increased $51 thousand due to increased residential mortgage volume. We saw a decrease of $57 thousand in deposit and check losses due to restitution and insurance payments. Loan collection and litigation expense decreased by $40 thousand due to reimbursement of legal fees from the Small Business Administration on foreclosed loans.

Income Taxes. Our effective income tax rate for 2002 was 23.0%, in 2001 it was 17.9%, compared to 13.2% in 2000. Our effective income tax rate was positively affected by the large amount of tax-exempt interest income during all periods. The tax-exempt income reduced our effective rate by 12.4% in the year 2002, 17.5% in 2001 and 19.9% in 2000.

                               FINANCIAL CONDITION


At December 31, 2002, our total assets were $384.90 million compared to $320.09 million at December 31, 2001, an increase of 20.25%. Investment securities showed the greatest increase from 2001 to 2002 of $25.33 million, followed closely by an increase in mortgage-backed securities of $21.15 million. Loans also saw an increase of $12.41 million from year-end 2001 to year-end 2002, as well as cash and due from banks increased by $7.65 million. Deposits increased by $48.69 million from December 31, 2001 to December 31, 2002. Total deposits at December 31, 2002 were $328.88 million compared to $280.19 million at December 31, 2001.

Cash and Cash Equivalents. At December 31 2002, cash and equivalents increased $6.49 million from December 31, 2001. Cash and due from banks increased $7.65 million from December 31, 2001 to December 31, 2002 due to unfavorable market rates available on overnight funds at that time. Federal funds sold decreased by $1.16 million to $5.00 million at December 31, 2002 from $6.16 million at year-end 2001, as we maintained more funds in cash due to interest rates available on overnight funds.

Loan Portfolio. At December 31, 2002, our net loan portfolio increased by $12.41 million to $192.36 million from $179.95 million at year-end 2001. The increase was primarily concentrated in commercial real estate loans, which increased by $10.74 million and commercial and industrial loans, which increased by $4.64 million. A notable decrease was seen in the home equity loan portfolio from $16.05 million at December 31, 2001 to $12.38 million at December 31, 2002, a decrease of $3.67 million, due to refinancing activity.

The following schedule presents the components of loans for each period presented (in thousands):


                                                                         December 31,
                                          ------------------------------------------------------------------------
                                                    2002                     2001                     2000
                                          ----------------------   ----------------------   ----------------------
                                            Amount       Pct         Amount       Pct         Amount       Pct
                                          -----------  ---------   -----------  ---------   -----------  ---------

Commercial and industrial                 $    35,305       18.1%  $    30,663       16.9%  $    25,118       16.2%
Commercial RE properties                      105,454       54.1%       94,710       52.1%       77,067       49.9%
Residential RE properties                      18,689        9.6%       17,814        9.8%       12,665        8.2%
Consumer                                        2,465        1.3%        2,602        1.4%        2,451        1.6%
Installment                                    20,620       10.6%       20,076       11.0%       19,967       12.9%
Home equity                                    12,383        6.3%       16,050        8.8%       17,255       11.2%
                                          -----------  ---------   -----------  ---------   -----------  ---------
Gross loans                                   194,916      100.0%      181,915      100.0%      154,523      100.0%
                                                       =========                =========                =========
Plus:  Net deferred fees                          206                      239                      202
                                          -----------              -----------              -----------
Total loans                                   195,122                  182,154                  154,725
Less:  Allowance for possible loan losses      (2,758)                  (2,207)                  (1,865)
                                          -----------              -----------              -----------
Net loans                                 $   192,364              $   179,947              $   152,860
                                          ===========              ===========              ===========



                                                            December 31,
                                          -----------------------------------------------
                                                    1999                     1998
                                          ----------------------   ----------------------
                                            Amount        Pct         Amount       Pct
                                          -----------  ---------   -----------  ---------

Commercial and industrial                 $    24,559       18.0%  $    19,242       16.6%
Commercial RE properties                       65,613       48.0%       54,788       47.3%
Residential RE properties                      12,366        9.0%       11,315        9.8%
Consumer                                        1,946        1.4%        1,850        1.6%
Installment                                    18,178       13.3%       17,308       14.9%
Home equity                                    14,121       10.3%       11,280        9.8%
                                          -----------  ---------   -----------  ---------
Gross loans                                   136,783      100.0%      115,783     100.0%
                                                       =========                =========
Plus:  Net deferred fees                          222                      169
                                          -----------              -----------
Total loans                                   137,005                  115,952
Less:  Allowance for possible loan losses      (1,637)                  (1,466)
                                          -----------              -----------
Net loans                                 $   135,368              $   114,486
                                          ===========              ===========

The following table sets forth, in terms of interest rate sensitivity, certain components of our loan portfolio as well as our fixed and adjustable rate loans within that portfolio at December 31, 2002.

                      Within 1 Year    1 to 5 Years    After 5 Years    Total
                      -------------    ------------    -------------    -----
                                             (in thousands)

Commercial            $      44,859    $     74,214    $      21,686  $ 140,759
                      =============    ============    =============  =========

Fixed rate loans      $       3,031    $      7,274    $      14,593  $  24,898
Variable rate loans          41,828          66,940            7,093    115,861
                      -------------    ------------    -------------  ---------

  Total (1)           $      44,859    $     74,214    $      21,686  $ 140,759
                      =============    ============    =============  =========

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

Real estate loans consist of loans secured by commercial and residential real properties. The largest segment of our portfolio is commercial real estate loans. These loans are secured by mortgages on real estate and assignments of rents and leases and generally secured by the personal guarantees of the principals. These loans are generally on multi-tenanted commercial properties. Loans for $500 thousand or greater require Board approval, unless secured by marketable securities and deposits held by the bank. Loans meeting these collateral standards require Board approval if they involve a credit in excess of $600 thousand. We believe that this segment of the loan market, i.e. for loans with an original principal balance of less than $1 million secured by commercial real estate, receives the least attention from the large regional and money center banks serving the New Jersey market. Risks affecting this segment of our portfolio generally involve commercial real estate valuations.

The second largest component of our loan portfolio is commercial and industrial loans. These loans include commercial lines of credit, term loans, and our small business administration guaranteed loans, which constitute approximately 20% of the commercial loan segment of our portfolio. Under the SBA program, the SBA guarantees up to 80% of the loan. From time to time, we sell the guaranteed portion of the loan into the secondary market, and retain the unguaranteed portion for our portfolio. Commercial loans are generally secured by non-real estate assets of the business, and we also generally receive the personal guarantees of the principals. These loans generally have maturities of five (5) years or less. All of these loans must be approved by our Board of Directors if they involve credit exposures over $300 thousand. Risks inherent in these loans involve the success of the business of the borrower, which may be impacted both by the borrower's business model and general economic conditions in the market served by the borrower.

Our installment loan portfolio consists primarily of loans secured by a first or second lien on residential real estate. These loans are generally fixed rate, fixed term loans with maturities of five (5) to fifteen (15) years. The proceeds of these loans may be used for either personal or business uses. Installment loans for original balances in excess of $150 thousand must be approved by our Board of Directors. Risks inherent in these loans include both general economic conditions, which may impact the borrowers' ability to repay, and real estate values, which will impact the value of collateral supporting the loan.

The home equity loan segment of our portfolio is made up of variable rate loans secured primarily by first and second mortgages on residential real estate. Loans in this portfolio generally have terms of twenty (20) years. As with installment loans, home equity loans for amounts in excess of $150 thousand must be approved by our Board of Directors.

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

We attempt to minimize overall credit risk through loan diversification and our loan approval procedures. Our due diligence begins at the time we begin to discuss with a borrower the origination of a loan. Documentation, including a borrower's credit history, documents establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.

At December 31, 2002, our total non-accrual loans declined by $133 thousand from $150 thousand at December 31, 2001, while our non-performing assets decreased $321 thousand for the same period, reflecting the sale of other real estate owned. We had no other real estate owned at December 31, 2002, and $188 thousand at December 31, 2001.

The following table sets forth information concerning our non-performing assets as of the dates indicated:


                                                                        December 31,
                                                ----------------------------------------------------------------
                                                   2002         2001         2000         1999         1998
                                                -----------  -----------  -----------  -----------  ------------
                                                                      (in thousands)
Non-accrual loans (1)                           $        17  $       150  $       266  $         7  $          9
Other real estate owned                                   -          188            -            -            90
                                                -----------  -----------  -----------  -----------  ------------
  Total non-performing assets (1)               $        17  $       338  $       266  $         7  $         99
                                                ===========  ===========  ===========  ===========  ============
Non-accrual loans to total loans                       0.01%        0.08%        0.17%        0.01%         0.01%
Non-performing assets to total assets                  0.00%        0.11%        0.10%        0.00%         0.05%
Allowance for possible loan losses as
  a percentage of non-performing assets                  NM           NM           NM           NM            NM
Allowance for possible loan losses to total loans      1.41%        1.21%        1.21%        1.19%         1.26%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $1.5 thousand, $124 thousand and $0.5 thousand at December 31, 2002, 2000 and 1999, respectively. There were no loans past due 90 days or more and still accruing for the other periods presented here.

NM - Not meaningful

If the above-described non-accruing loans had been current, our interest income would have increased by $1 thousand and $75 thousand for the years ended December 31, 2002 and 2001, respectively. At the dates indicated in the table above, there was no concentration of loans to our borrowers exceeding 10% of our total loans and we had no foreign loans in either period.

At December 31, 2002, we had loans with outstanding balances of $1.45 million where known information caused management to have doubts as to the ability of the borrowers to comply with their present loan repayment terms and which are not disclosed above. These are primarily commercial real estate loans that have been classified by management and are being monitored on an ongoing basis.

Allowance for Possible Loan Losses. We attempt to maintain an allowance for loan losses at a sufficient level to provide for losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery within the same year as the charge-off is credited to the allowance.

Risks within the loan portfolio are analyzed on a continuous basis by the company's officers, by outside, independent loan review auditors and by our Directors' Loan Review Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. We segregate the loan portfolio for loan loss purposes into segments based upon the underlying collateral. We provide for a general allowance for losses inherent in the portfolio by the collateral categories. General loss percentages are calculated based upon historical analyses as well as estimates of the inherent losses which may exist as of the evaluation date but are not quantifiable at that time. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; migration trends in the portfolio; trends in volume and portfolio mix; new credit products; and peer group comparisons.

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

In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $551 thousand for the year ended 2002 from the year ended 2001. Between these periods, the economy in our market area began to slow, as it did nationally. Due to the slowing economy, we perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform. We receive financial statements from borrowers on a periodic basis, and review them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loan may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, we then make adjustments as we deem appropriate.

Our allowance for possible loan losses totaled $2.76 million and $2.21 million at December 31, 2002 and December 31, 2001, respectively.

The following is a summary of the reconciliation of the allowance for possible loan losses for the five (5) years ended December 31, 2002.


                                                        Year ended December 31,
                                          2002        2001       2000        1999       1998
                                        ----------  ---------  ----------  ---------  ----------
                                                             (in thousands)
Balance at beginning of period          $    2,207  $   1,865  $    1,637  $   1,466  $    1,048
CHARGE-OFFS:
Real estate                                     37         18           -         29         192
Installment                                     50         31          27         10          39
Commercial                                      11        177           -          -          11
                                        ----------  ---------  ----------  ---------  ----------
  Total charge-offs                             98        226          27         39         242

RECOVERIES:
Real estate                                     20         25           -          -           -
Installment                                     11          8           -          -           -
Commercial                                      18          -           -          -           -
                                        ----------  ---------  ----------  ---------  ----------
  Total recoveries                              49         33           -          -           -
                                        ----------  ---------  ----------  ---------  ----------
Net charge-offs                                 49        193          27         39         242
Provision charged to expense                   600        535         255        210         660
                                        ----------  ---------  ----------  ---------  ----------
Balance of allowance at end of period   $    2,758  $   2,207  $    1,865  $   1,637  $    1,466
                                        ==========  =========  ==========  =========  ==========

Ratio of net charge-offs to average
  loans outstanding                           0.03%      0.11%       0.02%      0.03%       0.22%
Balance of allowance at period end as
  a percent of total loans at period end      1.41%      1.21%       1.21%      1.19%       1.26%

The following table sets forth, for each of our major lending areas, the amount of our allowance for loan losses attributable to such category, and the percentage of total loans presented by such category, as of the periods indicated:


                                                                           December 31,
                         -----------------------------------------------------------------------------------------------------------
                                  2002                  2001                  2000                  1999                 1998
                         ---------------------  --------------------  --------------------  -------------------- -------------------
                                     % Total               % Total               % Total               % Total              % Total
                           Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans     Amount     Loans
                         ----------- ---------  ---------- ---------  --------- ----------  --------- ---------- ---------- --------
                                                                     (dollars in thousands)
Balance applicable to:
Commercial and industrial   $   428     18.1%     $   279     16.9%    $   289      16.3%    $   232      18.0%    $   261     16.6%
Real estate:
 Non-residential
   properties                 1,103     54.1%         954     52.1%        843      49.9%        670      48.0%        601     47.3%
 Residential properties         155      9.6%         154      9.8%        108       8.2%        131       9.0%        111      9.8%
Consumer                         28      1.3%          29      1.4%         28       1.6%         23       1.4%         20      1.6%
Installment                     166     10.6%         166     11.0%        162      12.9%        189      13.3%        177     14.9%
Home equity                     106      6.4%         148      8.8%        153      11.2%        142      10.3%        118      9.7%
                            -------    -----      -------    -----     -------     -----     -------     -----     -------    -----
 Subtotal                     1,986    100.0%       1,730    100.0%      1,583     100.0%      1,387     100.0%      1,288    100.0%
Unallocated reserves            772     N/A           477     N/A          282      N/A          250      N/A          178     N/A
                            -------    -----      -------    -----     -------     -----     -------     -----     -------    -----
 Total                      $ 2,758    100.0%     $ 2,207    100.0%    $ 1,865     100.0%    $ 1,637     100.0%    $ 1,466    100.0%
                            =======    =====      =======    =====     =======     =====     =======     =====     =======    =====

Investment and Mortgage-Backed Securities Portfolios. We maintain investment and mortgage-backed securities portfolios to balance loan demand or decreased deposits and other liquidity fluctuations and to provide an additional source of interest income. The portfolios are composed primarily of tax-free municipal securities and obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and to a lesser extent, corporate and other debt securities.

In December of 2002 we reclassified our held-to-maturity portfolio to available-for-sale to enable us to more effectively manage the portfolio given market changes. Therefore, all of our securities are currently categorized as available-for-sale. Investment and mortgage-backed securities are classified as securities held-to-maturity based upon management's intent and the company's ability to hold such securities until their stated maturity date. Securities are classified as available-for-sale if they may be sold in response to changes in interest rates, changes in prepayment risks, a need to increase capital or liquidity or similar events. Available-for-sale securities are stated at fair value. Unrealized gains and losses on securities available-for-sale are excluded from results of operations, and are reported as a separate component of shareholders' equity, net of taxes.

At December 31, 2002 our entire $92.46 million investment portfolio and $67.49 million mortgage-backed securities portfolio were classified as available-for-sale.

During 2002, our total investment securities portfolio, not including mortgage-backed securities, increased to $92.46 million, an increase of $25.33 million over our total investment securities portfolio of $67.13 million at December 31, 2001. The increase in our investment securities portfolio reflects the purchases of $13.15 million in U.S. Government agency securities, matched by purchases of $12.38 of tax-free municipal securities. While prepayment speeds accelerated the payoffs of this type of debt, our mortgage-backed securities portfolio still increased to $67.49 million at December 31, 2002 from $46.34 million at December 31, 2001, as additional securities were purchased due to attractive yields on these products. The increase in the investment securities portfolios reflects our investment of excess liquidity not needed to fund loan demand.

The following tables set forth the carrying value of our investment securities portfolio, excluding mortgage-backed securities, as of the dates indicated. A comparative summary of investment securities available-for-sale for the periods presented is as follows:

                                                         2002                       2001                       2000
                                               ------------------------   ------------------------   ------------------------
                                                Amortized      Fair        Amortized      Fair        Amortized      Fair
                                                  Cost         Value         Cost         Value         Cost         Value
                                               -----------   ----------   -----------   ----------   -----------   ----------
                                                                               (in thousands)
Investment securities available-for-sale
  U.S. government and agency securities        $    30,072   $   30,832   $     2,475   $    2,517   $     8,241   $    8,257
  Federal Home Loan Bank stock                         894          894           866          866           800          800
  State and municipal obligations                   56,669       58,719        31,933       32,227        26,719       26,671
  Corporate securities                                 130          130            80           82            80           80
  Other                                              1,866        1,890         2,319        2,331         2,968        2,968
                                               -----------   ----------   -----------   ----------   -----------   ----------

                                               $    89,631   $   92,464   $    37,673   $   38,023   $    38,808   $   38,776
                                               ===========   ==========   ===========   ==========   ===========   ==========
Investment securiteis held-to-maturity
  U.S. government and agency securities        $         -   $        -   $    14,972   $   15,170   $     6,276   $    6,340
  State and municipal obligations                        -            -        14,136       14,114         7,682        7,788
                                               -----------   ----------   -----------   ----------   -----------   ----------

                                               $         -   $        -   $    29,108   $   29,284   $    13,958   $   14,128
                                               ===========   ==========   ===========   ==========   ===========   ==========

Realized gains on sales of investment securities available-for-sale were $158 thousand for the year ended December 31, 2002 and $31 thousand for the year ended December 31, 2001.

The amortized cost and fair value of our investment securities at December 31, 2002 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available-for-sale
                                   -----------------------------------
                                                              Weighted
                                   Amortized       Fair        Average
                                      Cost         Value        Yield
                                   ---------      -------     --------
                                            (dollars in thousands)
Investment securities
  Due in one year or less           $ 15,479     $ 15,561       2.78%
  Due in one year to five years       38,509       39,790       4.46%
  Due in five years to ten years      23,347       24,540       4.61%
  Due after ten years                 11,389       11,667       4.43%

Equity securities                        906          906
                                    --------     --------
                                    $ 89,631     $ 92,464
                                    ========     ========

The amortized cost and fair value of our mortgage-backed securities are as follows:


                                                         2002                       2001                       2000
                                               ------------------------   ------------------------   ------------------------
                                                Amortized      Fair        Amortized      Fair        Amortized      Fair
                                                  Cost         Value         Cost         Value         Cost         Value
                                               -----------   ----------   -----------   ----------   -----------   ----------
                                                                               (in thousands)
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association        $    26,615   $   27,103   $    15,507   $   15,695   $    11,951   $   11,934
  Federal Home Loan Mortgage Corporation            29,709       30,216        21,279       21,547        27,832       27,721
  Government National Mortgage Association          10,065       10,167         6,088        6,152         7,956        7,901
                                               -----------   ----------   -----------   ----------   -----------   ----------

                                               $    66,389   $   67,486   $    42,874   $   43,394   $    47,739   $   47,556
                                               ===========   ==========   ===========   ==========   ===========   ==========
Mortgage-backed securities held-to-maturity
  Federal National Mortgage Association        $         -   $        -   $     1,166   $    1,169   $         -   $        -
  Federal Home Loan Mortgage Corporation                 -            -         1,783        1,799             -            -
                                               -----------   ----------   -----------   ----------   -----------   ----------

                                               $         -   $        -   $     2,949   $    2,968   $         -   $        -
                                               ===========   ==========   ===========   ==========   ===========   ==========

The amortized cost and fair value of our mortgage-backed securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available-for-sale
                                    --------------------------------------
                                                                 Weighted
                                     Amortized       Fair        Average
                                        Cost         Value        Yield
                                    -----------   ----------   -----------
                                            (dollars in thousands)
Mortgage-backed securities
  Due in one year or less           $        51   $       52      6.00%
  Due in one year to five years           5,465        5,500      4.17%
  Due in five years to ten years         26,225       26,667      4.60%
  Due after ten years                    34,648       35,267      5.04%
                                    -----------   ----------

                                    $    66,389   $   67,486
                                    ===========   ==========

Other Assets. Other assets, consisting primarily of prepaid expense accounts, increased by $104 thousand to $1.44 million at December 31, 2002 from $1.33 million at December 31, 2001. The increase was due to increases of $234 thousand in prepaid expenses, $120 thousand in cash surrender value of directors' life insurance and $90 thousand in investment in Windsor Title Agency, LP. This was partially offset by decreases of $188 thousand in other real estate owned and $159 thousand in SBA guaranteed principal receivable.

Deposits. Deposits are our primary source of funds. During the year 2002, our total deposits increased by $48.69 million, or 17.38%. Increases within deposits included $24.12 million in certificates of deposits under $100,000, $10.48 million in interest bearing demand deposits, $9.68 million in non-interest bearing demand deposits, and $8.5 million in certificates of deposits $100,000 and over. These increases were offset by a decrease of $4.1 million in savings and money market deposits.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:


                                                                       December 31,
                                       -----------------------------------------------------------------------------
                                                 2002                       2001                       2000
                                       -----------------------    -----------------------     ----------------------
                                         Average      Average       Average      Average       Average     Average
                                          Amount       Yield         Amount       Yield         Amount       Yield
                                       -----------   ---------    -----------   ---------     ----------   ---------
                                                                   (dollars in thousands)
Non-interest bearing demand            $    54,712      -         $    45,753      -          $   40,394      -
Interest bearing demand                     37,414     0.97%           25,428     1.77%           19,566     2.02%
Savings and money market deposits           56,831     0.97%           50,448     2.03%           41,284     2.74%
Time deposits                              155,166     3.58%          143,272     5.32%          130,886     5.78%
                                       -----------                -----------                 ----------

Total                                  $   304,123                $   264,901                 $  232,130
                                       ===========                ===========                 ==========

We generally do not solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits, but generally accept them as an accommodation to our existing customers and the development of new relationships. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 2002 (in thousands):

Time Deposits ($100,000 and over)
Three months or less                               $ 10,894
Over three months through nine months                 2,330
Over nine months through twelve months                1,056
Over twelve months                                      304
                                                   --------
  Total                                            $ 14,584
                                                   ========

Sweep Repurchase Agreements. We offer sweep repurchase agreements to our commercial customers. These accounts are overnight agreements with commercial customers that are collateralized by U.S. Government agency securities. At December 31, 2002 and December 31, 2001, respectively, we had $17.25 million and $9.59 million outstanding under repurchase agreements. This is a $7.66 million or 79.87% increase.

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

One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of our Asset/Liability Committee ("ALCO"), which is comprised of five Board members. The process to review interest rate risk management is a regular part of management review. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors, which includes limits on the impact to earnings from shifts in interest rates.

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

At December 31, 2002, we maintained a one-year negative cumulative gap of $22.31 million, or 5.86% of total assets. This is within approved levels set by ALCO.


                                               Interest Sensitivity Gap at December 31, 2002
                                              3         3 to 12     1 to 5       Over 5
                                            Months      Months       Years       Years       TOTAL
                                           ---------------------------------------------------------
                                            (in thousands)
Investment securities, at amortized cost   $ 36,560    $ 34,580    $ 57,633     $ 32,248    $161,021
Loans                                        56,664      18,175      87,384       32,898     195,121
                                           --------    --------    --------     --------    --------
Total earning assets                         93,224      52,755     145,017       65,146     356,142
Non-interest bearing assets                  18,344           -           -        6,482      24,826
                                           --------    --------    --------     --------    --------
Total assets                               $111,568    $ 52,755    $145,017     $ 71,628    $380,968
                                           ========    ========    ========     ========    ========

Interest bearing transactions deposits        2,862       9,647      72,347       13,758      98,614
Time deposits                                61,655      74,400      31,081            0     167,136
Short term borrowings                        17,251       2,000           -            -      19,251
FHLB advances                                     -           -       4,500            -       4,500
                                           --------    --------    --------     --------    --------
Total interest bearing liabilities           81,768      86,047     107,928       13,758     289,501
Non-interest bearing liabilities             18,482         335       8,890       36,097      63,804
                                           --------    --------    --------     --------    --------
Total liabilities                           100,250      86,382     116,818       49,855     353,305
Equity                                            -           -           -       27,663      27,663
                                           --------    --------    --------     --------    --------
Total liabilities & equity                 $100,250    $ 86,382    $116,818     $ 77,518    $380,968
                                           ========    ========    ========     ========    ========
Interest sensitivity gap                   $ 11,318    $(33,627)   $ 28,199     $ (5,890)   $     (0)
Cumulative gap                             $ 11,318    $(22,309)   $  5,890     $     (0)   $      -

Liquidity. Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of funds are deposits, scheduled amortization and repayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

As of December 31, 2002 our one-year cumulative, negative gap was 5.86%, which is due to the strategic pricing of both assets and liabilities. The Bank is not dependent upon volatile liabilities either in the short or long-term, but has a consistent pool of core deposits. Our loan to asset ratio as of December 31, 2002 was 49.98%, with the majority of loans maturing or having interest rate adjustments beyond one (1) year, but within five (5) years. These loans are funded by a stable core deposit base.

As an additional source of liquidity, we have available to us a $33.30 million overnight borrowing line with the Federal Home Loan Bank of New York ("FHLB") secured by our 1-4 family loan portfolio and other secured lines of credit totaling $7.50 million with our correspondent banks. In addition, we have available $22.00 million from the FHLB with a minimum term of one (1) month. Of this $22.00 million, $6.50 million is being utilized as of December 31, 2002. During the year ended December 31, 2002, and the year 2001, the bank did not find it necessary to purchase overnight Federal Funds, as deposit run-off and loan prepayments were at a minimum due to pricing strategies.

In late 1999, an overnight repurchase agreement product was begun. The initial accounts were transfers from existing products and did not add to our liability base. The average liabilities for these accounts for the year ended December 31, 2002 and for the year ended December 31, 2001 were $17.25 million and $9.59 million respectively. The proceeds from these accounts have enabled the bank to fund loan and investment growth.

Net cash provided by our operating activities was $5.09 million in 2002 compared to $3.13 thousand in 2001, primarily due to an increase in net income.

Net cash used in investing activities was $56.56 million in 2002 compared to $39.45 million in 2001. Funds utilized for net investment securities were $43.48 million, and $13.02 million was utilized to fund loan growth, accounting for the majority of the increase from year to year.

Net cash provided by our financing activities was $57.96 million for 2002 compared to $42.45 million in 2001. The increase in 2002 was due to an increase in net deposit growth of $48.69 million and an increase of $9.16 million in net borrowed funds.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table shows the maturity schedule of off-balance-sheet financial instruments whose contract amounts represent credit risk:

                               Less than      1 to 3       3 to 5      Over 5
                                1 Year         Years       Years        Years
                              ------------  ------------  ---------  -----------

Commitments to extend credit   $   43,131    $    3,820    $ 1,350     $  15,618
Standby letters of credit           3,364             -          -             -

Capital. A significant measure of the strength of a financial institution is its capital base. The Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain certain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

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

The Federal regulators impose capital standards on bank holding companies, which are substantially similar to those imposed upon the bank.

The following tables show our capital amounts and regulatory requirements for the periods shown.


                                                               For Capital Adequacy
                                            Company Actual           Purposes          To Be Well Capitalized
                                        ----------------------  ---------------------   -----------------------
                                           Amount      Ratio       Amount     Ratio        Amount      Ratio
                                        ------------- --------  ------------ --------   ------------- ---------
Total capital (to risk-weighted assets)  $ 30,420,841  11.90%   $ 20,452,002   8.00%    $  25,565,003   10.00%

Tier 1 capital (to risk-weighted assets) $ 27,662,968  10.82%   $ 10,226,001   4.00%    $  15,339,002    6.00%

Tier 1 capital (to average assets)       $ 27,662,968   7.42%   $ 14,907,632   4.00%    $  18,634,540    5.00%

Impact of Inflation and Changing Prices. Our financial statements and the notes to those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U S GAAP"), which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements. On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS No. 144 did not have an impact on the Company's financial position, results of operations, or cash flows.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements have been provided for the year ended December 31, 2002. The adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of the Company.


ITEM 7. - Financial Statements

     The information required by this item is included within this report under the caption "Consolidated Financial Statements."

Report of Independent Certified Public Accountants
--------------------------------------------------


Board of Directors and Shareholders
First Washington FinancialCorp


         We have audited the accompanying consolidated balance sheets of First Washington FinancialCorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Washington FinancialCorp as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 27, 2003

                        FIRST WASHINGTON FINANCIALCORP
                         Consolidated Balance Sheets

                                                                                   December 31,      December 31,
                                                                                       2002              2001
                                                                                  ---------------   ---------------

ASSETS
  Cash and due from banks                                                         $    18,343,859   $    10,690,885
  Federal funds sold                                                                    5,000,000         6,155,000
                                                                                  ---------------   ---------------
    Total cash and cash equivalents                                                    23,343,859        16,845,885

  Investment securities available-for-sale                                             92,464,184        38,022,875
  Investment securities held-to-maturity (fair value of $29,284,065 as of
      December 31, 2001)                                                                        -        29,108,371
  Mortgage-backed securities available-for-sale                                        67,486,363        43,394,266
  Mortgage-backed securities held-to-maturity (fair value of $2,967,760
      as of December 31, 2001)                                                                  -         2,948,956
  Loans, net                                                                          192,364,051       179,947,238
  Premises and equipment, net                                                           5,753,469         6,057,872
  Accrued interest receivable                                                           2,051,137         1,865,343
  Deferred tax asset, net                                                                       -           570,071
  Other assets                                                                          1,435,796         1,331,539
                                                                                  ---------------   ---------------

                      Total assets                                                $   384,898,859   $   320,092,416
                                                                                  ===============   ===============

LIABILITIES
  Deposits
     Non-interest bearing - demand                                                $    63,127,490   $    53,445,467
     Interest bearing - demand                                                         42,661,371        32,181,773
     Savings and money market                                                          55,951,899        60,053,261
     Certificates of deposit, under $100,000                                          152,552,189       128,430,467
     Certificates of deposit, $100,000 and over                                        14,584,037         6,079,856
                                                                                  ---------------   ---------------
                      Total deposits                                                  328,876,986       280,190,824

  Securities sold under agreements to repurchase                                       17,251,034         9,590,077
  FHLB advances                                                                         6,500,000         5,000,000
  Accrued interest payable                                                                302,350           332,229
  Other liabilities                                                                     1,750,961         1,007,232
                                                                                  ---------------   ---------------
                      Total other liabilities                                          25,804,345        15,929,538

                      Total liabilities                                               354,681,331       296,120,362
                                                                                  ---------------   ---------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 3,220,751 and 2,890,954
     issued and outstanding at December 31, 2002 and December 31, 2001, respectively   25,572,063        21,433,444
  Retained earnings                                                                     2,090,905         1,969,972
  Accumulated other comprehensive income                                                2,554,560           568,638
                                                                                  ---------------   ---------------

                      Total shareholders' equity                                       30,217,528        23,972,054
                                                                                  ---------------   ---------------

                      Total liabilities and shareholders' equity                  $   384,898,859   $   320,092,416
                                                                                  ===============   ===============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income



                                                                      For the years ended December 31,
                                                            --------------------------------------------------
                                                                 2002             2001              2000
                                                            ---------------  ----------------  ---------------
INTEREST INCOME
  Loans, including fees                                     $    13,972,661  $     14,206,298  $    12,592,773
  Investment and mortgage-backed securities                       6,069,815         5,407,650        5,307,433
  Federal funds sold                                                173,784           390,674          513,450
  Deposits with banks                                                     -            25,833            6,569
                                                            ---------------  ----------------  ---------------

                Total interest income                            20,216,260        20,030,455       18,420,225
                                                            ---------------  ----------------  ---------------

INTEREST EXPENSE
  Deposits                                                        6,471,771         9,096,152        9,091,166
  Borrowed funds                                                    345,803           485,404          423,577
                                                            ---------------  ----------------  ---------------

     Total interest expense                                       6,817,574         9,581,556        9,514,743
                                                            ---------------  ----------------  ---------------

                Net interest income                              13,398,686        10,448,899        8,905,482

PROVISION FOR LOAN LOSSES                                           600,000           535,000          255,000
                                                            ---------------  ----------------  ---------------

                Net interest income after provision for          12,798,686         9,913,899        8,650,482
                                                            ---------------  ----------------  ---------------

NON-INTEREST INCOME
  Service fees on deposit accounts                                1,216,661         1,192,233          902,776
  Other service charges and fees                                    132,737           121,158          105,293
  Net gains on sale of investment and mortgage-backed
     securities                                                     157,589            31,106                -
  Fee income on sales of mortgages                                  606,426           295,187          175,463
  Other                                                             181,606            80,928          242,755
                                                            ---------------  ----------------  ---------------

                Total non-interest income                         2,295,019         1,720,612        1,426,287
                                                            ---------------  ----------------  ---------------

NON-INTEREST EXPENSE
  Salaries                                                        4,265,765         3,694,830        3,371,575
  Employee benefits                                                 825,970           774,140          677,955
  Occupancy expense                                               1,144,363         1,052,461          892,259
  Other                                                           3,472,905         3,039,597        2,656,811
                                                            ---------------  ----------------  ---------------

                Total non-interest expense                        9,709,003         8,561,028        7,598,600
                                                            ---------------  ----------------  ---------------

                Income before income tax expense                  5,384,702         3,073,483        2,478,169

INCOME TAX EXPENSE                                                1,238,000           550,308          326,329
                                                            ---------------  ----------------  ---------------

                NET INCOME                                  $     4,146,702  $      2,523,175  $     2,151,840
                                                            ===============  ================  ===============

PER SHARE DATA

  NET INCOME - BASIC                                        $          1.30  $           0.83  $          0.73
                                                            ===============  ================  ===============
  NET INCOME - DILUTED                                      $          1.27  $           0.80  $          0.70
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these statements

                         FIRST WASHINGTON FINANCIALCORP
            Consolidated Statement of Changes in Shareholders' Equity
              For the years ended December 31, 2002, 2001 and 2000


                                                                          Accumulated
                                                                             Other                              Total
                                             Common        Retained      Comprehensive     Comprehensive    Shareholder's
                                             Stock         Earnings      Income (loss)        Income           Equity
                                          -------------  --------------  ---------------  ----------------  --------------
Balance at December 31, 2000              $  16,945,203  $    1,322,348  $      (136,641)                   $   18,130,910

  Net income                                          -       2,523,175                -  $      2,523,175       2,523,175

  Capital offering proceeds (184,180 shares)  2,612,690               -                -                 -       2,612,690

  5% stock dividend (137,403 shares)          1,875,551      (1,875,551)               -                 -               -

  Other comprehensive income, net
     of reclassification adjustments/taxes            -               -          705,279          705,279          705,279
                                                                                          ----------------

  Total comprehensive income                          -               -                -  $      3,228,454               -
                                          -------------  --------------  ---------------  ================  --------------
Balance at December 31, 2001              $  21,433,444  $    1,969,972  $       568,638                    $   23,972,054
                                          =============  ==============  ===============                    ==============

  Net income                                          -       4,146,702                -         4,146,702       4,146,702

  Common stock issued (200 shares)                2,850                                                              2,850

  Stock options exercised (37,045 shares)       110,000                                                            110,000

  10% stock dividend (292,551 shares)         4,025,769      (4,025,769)               -                 -               -

  Other comprehensive income, net
     of reclassification adjustments/taxes            -               -        1,985,922         1,985,922       1,985,922
                                                                                          ----------------

  Total comprehensive income                          -               -                -  $      6,132,624               -
                                          -------------  --------------  ---------------  ================  --------------
Balance at December 31, 2002              $  25,572,063  $    2,090,905  $     2,554,560                    $   30,217,528
                                          =============  ==============  ===============                    ==============

The accompanying notes are an integral part of these statements

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows

                                                                                       For the years ended December 31,
                                                                                      2002            2001             2000
                                                                                  -------------   --------------   --------------
OPERATING ACTIVITIES
  Net income                                                                      $   4,146,702   $    2,523,175   $    2,151,840
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         368,230          547,842          539,240
  Provisions for loan losses                                                            600,000          535,000          255,000
  Gains on sales of investment securities                                              (157,589)         (31,106)               -
  Amortization of premium on investment securities                                      247,372           89,473           86,303
  Amortization of premium on mortgage-backed securities                                 124,516          105,084           88,886
  Accretion of discount on investment securities                                        (66,583)          (6,478)          (6,574)
  Accretion of discount on mortgage-backed securities                                   (88,954)        (135,853)         (92,526)
  Increase in accrued interest receivable                                              (185,794)         (67,205)        (352,990)
  (Increase) decrease in other assets                                                  (608,570)        (563,969)         706,398
  Increase (decrease) in accrued interest payable                                       (29,879)        (103,590)          85,121
  Increase (decrease) in other liabilities                                              743,729          239,300          (84,398)
                                                                                  -------------   --------------   --------------
                      Net cash provided by operating activities                       5,093,180        3,131,673        3,376,300
                                                                                  -------------   --------------   --------------

INVESTING ACTIVITIES
  Maturities (purchases) of interest bearing deposits with banks                              -          476,000         (383,000)
  Purchases of investment securities available-for-sale                             (54,761,163)      (5,686,490)      (7,937,573)
  Purchases of investment securities held-to maturity                                         -      (30,828,976)      (8,682,744)
  Purchases of mortgage-backed securities available-for-sale                        (42,889,978)     (15,478,850)     (13,041,122)
  Purchases of mortgage-backed securities held-to-maturity                                    -       (3,181,607)               -
  Proceeds from sales of investment securities available-for-sale                     2,704,688          595,779                -
  Proceeds from sales of mortgage-backed securities available-for-sale                        -        4,927,092                -
  Proceeds from maturities of investment securities available-for-sale               28,537,450        9,602,380        3,622,832
  Proceeds from maturities of investment securities held-to-maturity                          -       11,126,120          735,000
  Proceeds from maturities of mortgage-backed securities available-for-sale                   -          104,980                -
  Repayment of principal on investment securities available-for-sale                    646,702        2,058,031        3,802,650
  Repayment of principal on mortgage-backed securities available-for-sale            22,287,766       14,381,962        9,948,566
  Repayment of principal on mortgage-backed securities held-to-maturity                       -          226,945                -
  Net increase in loans                                                             (13,016,813)     (27,621,829)     (17,747,366)
  Purchase of premises and equipment                                                    (63,828)        (150,243)      (2,546,397)
                                                                                  -------------   --------------   --------------
                      Net cash used in investing activities                         (56,555,176)     (39,448,706)     (32,229,154)
                                                                                  -------------   --------------   --------------

FINANCING ACTIVITIES
  Issuance of common stock                                                              112,850        2,612,690           10,000
  Payment for fractional shares                                                               -                -           (3,027)
  Net increase in demand deposits and savings accounts                               16,060,260       39,638,895        8,614,039
  Net increase in certificate of deposits                                            32,625,903       (6,133,449)      16,696,927
  Proceeds from borrowings                                                            9,660,957        8,834,912        6,776,165
  Repayments of borrowed funds                                                         (500,000)      (2,500,000)      (4,500,000)
                                                                                  -------------   --------------   --------------
                      Net cash provided by financing activities                      57,959,970       42,453,048       27,594,104
                                                                                  -------------   --------------   --------------

Net increase in cash and cash equivalents                                             6,497,974        6,136,015       (1,258,750)

Cash and cash equivalents, beginning of year                                         16,845,885       10,709,870       11,968,620
                                                                                  -------------   --------------   --------------

Cash and cash equivalents, end of period                                          $  23,343,859   $   16,845,885   $   10,709,870
                                                                                  =============   ==============   ==============

The accompanying notes are an integral part of these statements

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Washington FinancialCorp (the Company) is the bank holding company and operates primarily through First Washington State Bank (the Bank), to provide banking services to individual and corporate customers through its twelve branches in Mercer, Ocean, and Monmouth Counties, New Jersey. The Bank is a New Jersey-chartered commercial bank

     The Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for savings and time deposits, and for types of loans. Such institutions, as well as consumer finance, insurance, and brokerage firms, may be considered competitors of the Bank with respect to one or more of the services it provides.

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

     1.  Basis of Financial Statement Presentation

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America US GAAP and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries the Bank, FWS Holdings, Inc., Windsor Financial, Inc., Windsor Realty Holdings, Inc., and Windsor Title Holdings, Inc. Windsor Financial, Inc. maintains certain of the Bank's intangible assets, such as a portion of its investment portfolio. Windsor Realty Holdings, Inc. owns real estate where the Bank now has or may in the future have operations. Windsor Title Holdings, Inc. offers title insurance through a 50% partnership with Windsor Title Agency, LP. All intercompany balances and transactions have been eliminated.

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

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one operating and, accordingly, one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial and industrial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Company as one operating segment.

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     2. Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     The Bank accounts for its transfers and servicing assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revised the accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001.

     3. Financial Instruments

     The Company accounts for its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, deposits and borrowings.

     4. Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Cash paid during the year for interest and income taxes are as follows:

                        2002            2001            2000            1999
                    -------------   -------------   --------------  ------------

Interest             $ 6,847,453     $ 9,685,146      $ 9,429,622    $ 7,546,387

Income taxes         $ 1,126,610     $   515,000      $   466,920    $   486,400

     5. Investment and Mortgage-Backed Securities

     The Company accounts for its investment and mortgage-backed securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Company does not engage in security trading, none of its securities are classified as trading securities. At December 31, 2002 all of the Company's debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income.

     In December 2002, the Bank moved all of its held-to-maturity investment and mortgage-backed securities to available-for-sale to provide better liquidity and market position.






                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities," established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The Company adopted SFAS No. 138 as amended, and the adoption did not have a material impact on its financial position or results of operations.

     SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments, as defined by SFAS No. 119, at December 31, 2002 or December 31, 2001.

     6. Loans and Allowance for Loan Losses

     Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

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


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     7. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets.

     On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS No. 144 did not have an impact on the Company's financial position, results of operations, or cash flows.

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

     9. Earnings Per Share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

     Earnings Per Share is computed based on the weighted average number of shares of common stock outstanding, after giving retroactive effect to a 4-for-3 stock split declared on September 13, 2000, a 5% stock dividend declared on November 14, 2001 and a 10% stock dividend declared on September 25, 2002.

     10. Advertising Costs

     The Company expenses advertising costs as incurred.












                                  (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     11. Stock Based Compensation

     The Company follows the disclosure provisions for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     At December 31, 2002, the Company has two stock-based employee compensation plans, which is more fully described in Note N. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
                                                                     2002             2001            2000
                                                                 --------------   -------------   --------------

Net income, as reported                                          $    4,147,000   $   2,523,000   $    2,152,000
Less: Stock-based compensation costs determined
              under fair value based method for all awards             (233,000)        (94,000)         (37,000)
                                                                 --------------   -------------   --------------
Pro forma net income (loss)                                      $    3,914,000   $   2,429,000   $    2,115,000
                                                                 ==============   =============   ==============

Earnings per share - Basic                         As Reported   $         1.30   $        0.83   $         0.73
                                                   Proforma      $         1.22   $        0.79   $         0.70

Earnings per share - Diluted                       As Reported   $         1.27   $        0.80   $         0.70
                                                   Proforma      $         1.20   $        0.77   $         0.68

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before October 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.26%, 5.08% and 6.13% in 2002, 2001 and 2000, respectively; and expected life of 10 for all periods.










                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

     The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:


                                                                          December 31, 2002
                                                            ---------------------------------------------
                                                             Before Tax         Tax          Net of Tax
                                                               Amount         Expense          Amount
                                                            -------------   -------------   -------------

Unrealized gain on securities
     Unrealized holding gains arising during period         $   3,217,896   $  (1,129,541)  $   2,088,355
Less reclassification adjustment for gains
     realized in net income                                       157,589         (55,156)        102,433
                                                            -------------   -------------   -------------

Other comprehensive income, net                             $   3,060,307   $  (1,074,385)  $   1,985,922
                                                            =============   =============   =============

                                                                          December 31, 2001
                                                            ---------------------------------------------
                                                             Before Tax         Tax          Net of Tax
                                                               Amount         Expense          Amount
                                                            -------------   -------------   -------------

Unrealized gain on securities
     Unrealized holding gains arising during period         $   1,115,812   $    (390,314)  $     725,498
Less reclassification adjustment for gains
     realized in net income                                        31,106         (10,887)         20,219
                                                            -------------   -------------   -------------

Other comprehensive income, net                             $   1,084,706   $    (379,427)  $     705,279
                                                            =============   =============   =============

                                                                          December 31, 2000
                                                            ---------------------------------------------
                                                             Before Tax         Tax          Net of Tax
                                                               Amount         Expense          Amount
                                                            -------------   -------------   -------------

Unrealized gain on securities
     Unrealized holding gains arising during period         $   1,618,705   $    (576,093)  $   1,042,612
Less reclassification adjustment for gains
     realized in net income                                             -               -               -
                                                            -------------   -------------   -------------

Other comprehensive income, net                             $   1,618,705   $    (576,093)  $   1,042,612
                                                            =============   =============   =============

     13. Reclassifications

     Certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE B - INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity investment securities, excluding mortgage-backed securities, are as follows:


                                                                           2002
                                              --------------------------------------------------------------
                                                                   Gross          Gross
                                                 Amortized      Unrealized      Unrealized        Fair
                                                   Cost            Gains          Losses          Value
                                              ---------------  -------------   ------------  ---------------
Investment securities available-for-sale
  U.S. government and agency securities       $    30,072,427  $     766,736   $      7,199  $    30,831,964
  Federal Home Loan Bank stock                        893,900              -              -          893,900
  State and municipal obligations                  56,668,534      2,097,024         46,897       58,718,661
  Corporate securities                                130,000              -              -          130,000
  Other                                             1,866,110         23,549              -        1,889,659
                                              ---------------  -------------   ------------  ---------------
                                              $    89,630,971  $   2,887,309   $     54,096  $    92,464,184
                                              ===============  =============   ============  ===============

                                                                           2001
                                              --------------------------------------------------------------
                                                                  Gross           Gross
                                                Amortized       Unrealized     Unrealized         Fair
                                                   Cost           Gains          Losses          Value
                                              ---------------  -------------   ------------  ---------------
Investment securities available-for-sale
  U.S. government and agency securities       $     2,475,413  $      44,538   $      2,752  $     2,517,199
  Federal Home Loan Bank stock                        866,200              -              -          866,200
  State and municipal obligations                  31,932,733        373,658         79,336       32,227,055
  Corporate securities                                 80,000          1,659              -           81,659
  Other                                             2,319,132         11,630              -        2,330,762
                                              ---------------  -------------   ------------  ---------------
                                              $    37,673,478  $     431,485   $     82,088  $    38,022,875
                                              ===============  =============   ============  ===============
Investment securities held-to-maturity
  U.S. government and agency securities       $    14,972,515  $     207,043   $      9,549  $    15,170,009
  State and municipal obligations                  14,135,856        173,497        195,297       14,114,056
                                              ---------------  -------------   ------------  ---------------
                                              $    29,108,371  $     380,540   $    204,846  $    29,284,065
                                              ===============  =============   ============  ===============

     Gross gains on sales of investment securities available-for-sale were approximately $157,589 for the year ended December 31, 2002, $31,106 for the year ended December 31, 2001 and none for 2000.









                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE B - INVESTMENT SECURITIES - Continued

     The amortized cost and fair value of the Company's investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    2002
                                      --------------------------------
                                            Available-for-sale
                                      --------------------------------

                                         Amortized           Fair
                                            Cost             Value
                                      ---------------   --------------
Investment securities
  Due in one year or less             $    15,479,477   $   15,560,954
  Due in one year to five years            38,509,388       39,790,446
  Due in five years to ten years           23,347,451       24,539,779
  Due after ten years                      11,388,755       11,667,105
                                                    -                -
Equity securities                             905,900          905,900
                                      ---------------   --------------
                                      $    89,630,971   $   92,464,184
                                      ===============   ==============

     Investment securities having a carrying value of approximately $20,840,000 as of December 31, 2002, were pledged to secure public funds or other purposes required or permitted by law.


NOTE C - MORTGAGE-BACKED SECURITIES

     The amortized cost, unrealized gains and losses, and fair value of the Company's mortgage-backed securities available-for-sale are as follows:


                                                                                   2002
                                                      --------------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized       Unrealized      Unrealized         Fair
                                                           Cost           Gains           Losses          Value
                                                      ---------------  -------------   ------------  ---------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association               $    26,615,254  $     495,465   $      7,321  $    27,103,398
  Federal Home Loan Mortgage Corporation                   29,708,733        512,643          5,679       30,215,697
  Government National Mortgage Association                 10,065,496        103,930          2,158       10,167,268
                                                      ---------------  -------------   ------------  ---------------
                                                      $    66,389,483  $   1,112,038   $     15,158  $    67,486,363
                                                      ===============  =============   ============  ===============







                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE C - MORTGAGE-BACKED SECURITIES - Continued

                                                                                   2001
                                                      --------------------------------------------------------------
                                                                           Gross          Gross
                                                         Amortized       Unrealized     Unrealized        Fair
                                                            Cost           Gains          Losses          Value
                                                      ---------------  -------------   ------------  ---------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association               $    15,507,376  $     198,165   $     10,261  $    15,695,280
  Federal Home Loan Mortgage Corporation                   21,279,066        269,864          1,966       21,546,964
  Government National Mortgage Association                  6,087,435         67,207          2,620        6,152,022
                                                      ---------------  -------------   ------------  ---------------
                                                      $    42,873,877  $     535,236   $     14,847  $    43,394,266
                                                      ===============  =============   ============  ===============
Mortgage-backed securities held-to-maturity
  Federal National Mortgage Association               $     1,782,624  $      23,020   $      6,900  $     1,798,744
  Federal Home Loan Mortgage Corporation                    1,166,332          2,684              -        1,169,016
                                                      ---------------  -------------   ------------  ---------------
                                                      $     2,948,956  $      25,704   $      6,900  $     2,967,760
                                                      ===============  =============   ============  ===============

     The amortized cost and fair value of the Company's mortgage-backed securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    2002
                                      --------------------------------
                                            Available-for-sale
                                      --------------------------------

                                        Amortized           Fair
                                           Cost             Value
                                      ---------------   --------------
Mortgage-backed securities
  Due in one year or less             $        50,810   $       51,540
  Due in one year to five years             5,465,470        5,500,089
  Due in five years to ten years           26,224,621       26,667,508
  Due after ten years                      34,648,583       35,267,226
                                      ---------------   --------------
                                      $    66,389,483   $   67,486,363
                                      ===============   ==============

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE D - LOANS

     Loans are as follows:


                                               2002               2001
                                          ----------------   ---------------

Commercial and industrial                    $ 35,304,580      $ 30,663,222
Commercial RE properties                      105,453,902        94,710,163
Residential RE properties                      18,688,651        17,813,748
Consumer                                        2,465,457         2,602,709
Installment                                    20,620,494        20,076,075
Home equity                                    12,383,118        16,049,985
                                             ------------      ------------
                                              194,916,202       181,915,902
Deferred loan fees                                205,721           238,881
Allowance for possible loan losses             (2,757,874)       (2,207,545)
                                             ------------      ------------
  Loans, net                                 $192,364,051      $179,947,238
                                             ============      ============

     Non-performing assets include loans past due 90 days or more, impaired loans and other real estate owned. The aggregate amount of these assets at December 31, 2002 and December 31, 2001 was approximately $17,000, and $338,000, respectively.

     In the ordinary course of business, the Bank has granted loans to shareholders, officers, directors, and their affiliates. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The aggregate approximate amount of these loans outstanding at December 31, 2002 and 2001 was $5,838,000 and $6,219,000, respectively. New loans amounted to approximately $2,583,000 and $3,997,000, and repayments amounted to approximately $2,964,000 and $1,906,000 during the years ended December 31, 2002 and 2001, respectively.

     Changes in the allowance for possible loan losses were as follows:





                                       2002            2001         2000
                                    ----------      ----------    ----------


Balance at beginning of year        $2,207,545      $1,865,205    $1,636,991
Provision for loan losses              600,000         535,000       255,000
Net charge-offs                        (49,672)       (192,660)      (26,786)
                                    ----------      ----------    ----------
Ending balance                      $2,757,874      $2,207,545    $1,865,205
                                    ==========      ==========    ==========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE E - PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

                                                       Estimated
                                                       Useful Life        2002            2001
                                                      -------------   -------------   -------------
Land                                                    Indefinite     $ 1,708,525     $ 1,708,525
Land and building improvements                          2-15 Years       1,563,280       1,638,140
Building                                                  40 Years       3,185,901       3,190,976
Furniture and equipment                                  5-7 Years       2,821,266       2,677,504
                                                                       -----------     -----------
                                                                         9,278,972       9,215,145
Less accumulated depreciation and amortization                          (3,525,503)     (3,157,273)
                                                                       -----------     -----------
                                                                       $ 5,753,469     $ 6,057,872
                                                                       ===========     ===========

     Depreciation and amortization charged to operations amounted to approximately $511,000, $548,000 and $539,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE F - DEPOSITS

     The schedule of maturities of certificates of deposit is as follows:



      2003                                            $ 135,688,642
      2004                                               22,250,265
      2005                                                3,520,723
      2006                                                3,323,428
      2007                                                2,353,167
                                                      -------------
                                                      $ 167,136,226
                                                      =============

NOTE G - BORROWINGS

     1. Federal Home Loan Bank Advances

     At December 31, 2002 the Company had $6,500,000 of advances due to the Federal Home Loan Bank (FHLB), compared to $5,000,000 at December 31, 2001. These advances mature as follows $2,000,000 in 2003; $2,500,000 in 2004, $1,000,000 in 2005, and $1,000,000 in 2007. The weighted average interest rate was 4.55% and 5.48% for the years ended December 31, 2002 and 2001, respectively.







                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE G - BORROWINGS - Continued

     2. Securities Sold Under Agreements to Repurchase

     Securities sold under repurchase agreements are as follows:


                                       December 31,    December 31,
                                           2002             2001
                                      ---------------  ---------------

Balance at year-end                      $17,251,033      $ 9,590,077
Average during the year                   11,480,158        8,001,825
Maximum month-end balance                 17,251,033       11,055,758
Weighted average rate during the year          0.53%            2.81%
Rate at December 31                            0.41%            0.61%



NOTE H - OTHER EXPENSE

     The components of other expense are detailed as follows:

                                            2002             2001             2000
                                         -----------      -----------      -----------
Furniture and equipment                  $   585,347      $   579,517      $   551,855
Data processing                              454,360          394,509          269,655
FDIC premiums                                 48,874           46,113           44,982
Stationery and printing                      310,091          302,262          255,771
Professional and other fees                  582,346          514,417          510,603
Other                                      1,491,887        1,202,779        1,023,945
                                         -----------      -----------      -----------
                                         $ 3,472,905      $ 3,039,597      $ 2,656,811
                                         ===========      ===========      ===========

NOTE I - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

                                   2002             2001             2000
                              ---------------  ---------------  ---------------
Federal
  Current                        $ 1,238,753        $ 596,084        $ 481,851
  Deferred                            32,594          (35,861)        (159,795)
                                 -----------        ---------        ---------
                                   1,271,347          560,223          322,056
                                 -----------        ---------        ---------
State
  Current                                  -                -          112,623
  Deferred                           (33,347)          (9,915)        (108,350)
                                 -----------        ---------        ---------
                                     (33,347)          (9,915)           4,273
                                 -----------        ---------        ---------

                                 $ 1,238,000        $ 550,308        $ 326,329
                                 ===========        =========        =========



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE I - INCOME TAXES - Continued

     A reconciliation of the difference between the effective rate and statutory rate is as follows:

                                                                  2002            2001          2000
                                                             -------------   -------------  ------------
Federal income tax at statutory rate                          $ 1,830,799     $ 1,044,984      $842,578
Tax-exempt interest                                              (665,731)       (538,064)     (493,506)
State income taxes, net of federal income tax benefit                   -               -        74,331
Other                                                              72,932          43,388       (97,074)
                                                              -----------     -----------      --------
                                                              $ 1,238,000     $   550,308      $326,329
                                                              ===========     ===========      ========

     Net deferred tax assets and liabilities consist of the following:

                                                                 2002            2001
                                                             -------------   -------------
Deferred tax assets
  Provision for loan losses                                   $ 1,061,064      $  840,642
  Other, primarily state net operating loss carryforwards         117,974         117,974
  Basis of premises and equipment                                  52,360          41,489
  Alternative minimum tax credit                                        -         201,744
                                                              -----------      ----------
                                                                1,231,398       1,201,849
Deferred tax liabilities
  Deferred loan costs                                            (140,048)       (138,357)
  Discount accretion                                             (219,378)       (192,273)
  Unrealized gain on securities - available-for-sale           (1,375,533)       (301,148)
                                                              -----------      ----------
                                                               (1,734,959)       (631,778)
                                                              -----------      ----------
                      Net deferred tax (liability) asset      $  (503,561)     $  570,071
                                                              ===========      ==========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE J - EARNINGS PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                 For year ended December 31, 2002
                                           ---------------------------------------------
                                               Income           Shares       Per Share
                                            (numerator)      (denominator)     Amount
                                           --------------   --------------  ------------
Basic EPS
  Income available to common shareholders     $4,146,702        3,195,900         $ 1.30

Effect of dilutive securities
  Options                                              -           69,605          (0.03)
                                              ----------       ----------         ------
Diluted EPS
  Income available to common shareholders
     plus assumed conversions                 $4,146,702        3,265,504         $ 1.27
                                              ==========       ==========         ======

     133,513 options to purchase shares of common stock with exercise prices ranging from $13.42 to $18.18 per share were not included in the computation of diluted EPS for the year ended December 31, 2002 because the exercise price was greater than the average market price of the common stock.

                                               For the year ended December 31, 2001
                                               ------------------------------------
                                               Income          Shares         Per Share
                                            (numerator)     (denominator)       Amount
                                           --------------   --------------  -------------
Basic EPS
  Income available to common shareholders     $2,523,175       3,019,777          $ 0.83

Effect of dilutive securities
  Options                                              -         115,657           (0.03)
                                              ----------       ---------          ------
Diluted EPS
  Income available to common shareholders
     plus assumed conversions                 $2,523,175       3,135,435          $ 0.80
                                              ==========       =========          ======

     139,775 options to purchase shares of common stock with exercise prices ranging from $13.75 to $18.18 per share were not included in the computation of diluted EPS for the year ended December 31, 2001 because the exercise price was greater than the average market price of the common stock.









                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE J - EARNINGS PER SHARE - Continued

                                                For the year ended December 31, 2000
                                                ------------------------------------
                                               Income           Shares       Per Share
                                            (numerator)      (denominator)     Amount
                                           --------------   --------------  -------------
Basic EPS
  Income available to common shareholders     $2,151,840        2,966,307         $ 0.73

Effect of dilutive securities
  Options                                              -          115,377          (0.03)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common shareholders
     plus assumed conversions                 $2,151,840        3,081,684         $ 0.70
                                              ==========        =========         ======

     145,593 options to purchase shares of common stock with exercise prices ranging from $13.85 to $18.18 per share were not included in the computation of diluted EPS for the year ended December 31, 2000 because the exercise price was greater than the average market price of the common stock.


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
                  OF CREDIT RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:


                                                   2002              2001
                                              ---------------    --------------
Commitments to extend credit                    $ 63,919,000      $ 42,333,000
Standby letters of credit                       $  3,364,000      $  2,181,000


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include Small Business Administration guarantees, deposit accounts at the Company, marketable securities, personal or commercial real estate, accounts receivable, inventory, and equipment.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
                        OF CREDIT RISK - Continued

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral to support these commitments.

     The Company provides credit services, predominantly to small businesses and their owners, located within Mercer, Monmouth, and Ocean Counties, New Jersey. Substantially all of the loans outstanding at December 31, 2002 and December 31, 2001 are real estate related and the collateral is primarily located within the above-mentioned area. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic stability of this region.


NOTE L - LEASE COMMITMENTS

     The Company has entered into several non-cancelable operating lease agreements for its banking facilities. Additionally, the Company is responsible for pro rata operating expense escalations. The approximate minimum annual rental payments at December 31, 2002, under these leases are as follows:

     2003                                    $ 372,000
     2004                                      384,000
     2005                                      397,000
     2006                                      411,000
     2007                                      426,000
     Thereafter                              1,272,000
                                           -----------
                                           $ 3,262,000
                                           ===========

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.
     107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Company.

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

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001, respectively, are outlined below.

     For cash and due from banks, federal funds sold, and interest bearing deposits with banks, the recorded book value of approximately $23,344,000 and $16,846,000 approximates fair value at December 31, 2002 and 2001, respectively. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.

                                                       2002                                   2001
                                        ----------------------------------     ---------------------------------
                                           Carrying          Estimated            Carrying         Estimated
                                            amount          fair value             amount         fair value
                                        ----------------  ----------------     ---------------  ----------------
Investment and mortgage-backed
  securities                              $ 159,951,000     $ 159,951,000       $ 113,474,000     $ 113,669,000
Loans                                     $ 195,122,000     $ 202,525,000       $ 182,155,000     $ 184,864,000

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

                                                       2002                                   2001
                                        ----------------------------------     ---------------------------------
                                           Carrying          Estimated            Carrying         Estimated
                                            amount          fair value             amount         fair value
                                        ----------------  ----------------     ---------------  ----------------
Time deposits                             $ 167,136,000     $ 169,909,000       $ 134,510,000     $ 137,384,000

     The fair values of securities under agreements to repurchase totaling approximately $17,251,000 and $9,590,000 and of the FHLB advances totaling approximately $6,500,000 and $5,000,000 are estimated to approximate their recorded book balances at December 31, 2002 and 2001, respectively.

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

                        FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE N - STOCK BASED COMPENSATION

     The Board of Directors adopted the Amended and Restated First Washington FinancialCorp 1997 Stock Option Plan (the 1997 Stock Option Plan). Participation in the Plan is limited to Directors and key employees of the Company and any of its subsidiaries. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan provided for an aggregate of 339,776 shares of common stock to be issued pursuant to Stock Options granted under the Plan.

     The Board of Directors adopted the First Washington FinancialCorp 1999 Stock Option Plan (the Plan). Plan participation is limited to Directors of the Company and any of its subsidiaries. The Plan provides for the issuance of Non-Qualified Stock Options. The Plan provides for an aggregate of 77,000 shares of common stock to be issued pursuant to Stock Options granted under the Plan.

     A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

                                                    2002                    2001                     2000
                                           -----------------------  -----------------------  -----------------------
                                                        Weighted                 Weighted                 Weighted
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                            Shares        price      Shares        price      Shares        price
                                           ----------   ----------  ----------   ----------  ----------   ----------

Outstanding at beginning of year            307,887       $ 9.25    306,577       $ 9.45      299,920       $ 9.00
Granted                                      71,353        11.32      9,675        13.60        9,883        14.83
Cancelled                                   (13,813)       15.36     (8,365)       14.51         (699)       14.45
Exercised                                   (37,045)        2.97          -            -       (2,526)        3.60
                                            -------                 -------                   -------       ------

Outstanding at end of year                  328,382       $10.32    307,887       $ 9.25      306,577       $ 9.45
                                            =======                 =======                   =======

Weighted average fair value of
  options granted during the year                         $ 8.12                  $ 5.91                    $ 7.46
                                                          ======                  ======                    ======

     The following table summarizes information concerning options outstanding at December 31, 2002:


                         Options outstanding                         Options exercisable
-------------------------------------------------------------     -------------------------
                                      Weighted
                                      average      Weighted                      Weighted
                                     remaining      average                       average
    Range of           Number       contractual    exercise          Number      exercise
exercise prices      outstanding     life (years)    price         exercisable     price
-----------------   -------------   -------------  ----------     -------------  ----------
$ 6.24 - $ 6.61       153,284           4.14        $  6.28          153,284       $ 6.28
$11.70 - $18.18       175,098           7.45        $ 13.85          135,078       $14.05
                      -------                                        -------
                      328,382                                        288,362
                      =======                                        =======

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE O - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution plan 401(k) covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed approximately $45,000, $37,000 and $45,000 into the plan in 2002, 2001 and 2000, respectively.


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

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.
















                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE P - REGULATORY MATTERS - Continued

     The Company and Bank's actual capital amounts and ratios are presented in the table.

                                                                    For capital adequacy
                                                       Actual               purposes       To be well capitalized
                                             ---------------------- ----------------------  -----------------------
                                                 Amount      Ratio      Amount      Ratio       Amount      Ratio
                                             ------------- -------- -------------- -------  ------------- ---------
As of December 31, 2002
  Total capital (to risk-weighted assets     $ 30,420,841   11.90%   $ 20,452,002   8.00%   $ 25,565,003    10.00%

  Tier 1 capital (to risk-weighted asset)    $ 27,662,968   10.82%   $ 10,226,001   4.00%   $ 15,339,002     6.00%

  Tier 1 capital (to average assets)         $ 27,662,968    7.42%   $ 14,907,632   4.00%   $ 18,634,540     5.00%

As of December 31, 2001
  Total capital (to risk-weighted assets     $ 25,610,961   11.72%   $ 17,480,173   8.00%   $ 21,850,216    10.00%

  Tier 1 capital (to risk-weighted asset)    $ 23,403,416   10.71%   $  8,740,087   4.00%   $ 13,110,130     6.00%

  Tier 1 capital (to average assets)         $ 23,403,416    7.82%   $ 11,968,009   4.00%   $ 14,960,011     5.00%

     The regulatory capital of the Company is not materially different from that of the Bank.

ITEM 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

                                    PART III
                                    --------

ITEM 9. - Directors and Executive Officers of the Registrant; Compliance with
Section 16(a)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "Proposal I - ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

     The following table sets forth certain information about each of our executive officers that are not also a director.

                                          Executive
                                          ---------
                                           Officer
                                           -------
     Name, age and position                 since       Principal occupation during past five years
     ----------------------                 -----       -------------------------------------------
     Lisa M. Albert, 37                     2000        Vice President, Operations Supervisor for First
     Vice President                                     Washington State Bank
     Branch Operations

     Lewis H. Foulke, Jr., 40               2000        Senior Vice President, Finance, Operations,
     Senior Vice President, CFO                         Management Information Systems and Accounting
     Finance, Operations and                            for First Washington State Bank
     Management Information Systems

     Carol M. Jones, 54                     2000        Vice President, Marketing Officer for First
     Vice President                                     Washington State Bank
     Marketing

     Elizabeth A. Solewater, 55             2001        Senior Vice President, Commercial Lending,
     Senior Vice President                              Commercial Lender, SBA Lender for First
     Commercial Lending                                 Washington State Bank, SBA Department Head for
                                                        PNC Bank

     Edna K. Stout, 66                      1993        Senior Vice President, Loan Administration for
     Senior Vice President                              First Washington State Bank
     Loan Administration


ITEM 10. - Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "Proposal I-ELECTION OF DIRECTORS-Executive Compensation" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

     Information concerning beneficial ownership is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "Proposal I-ELECTION OF DIRECTORS-Stock Ownership of Management and Principal Shareholders" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                          remaining available for
                                          Number of securities                             future issuance under
                                            to be issued upon      Weighted-average         equity compensation
                                               exercise of         exercise price of         plans (excluding
                                          outstanding options,   outstanding options,     securities reflected in
             Plan Category                 warrants and rights    warrants and rights           column (a)
                                                   (a)                   (b)                       (c)
                                          --------------------   --------------------     -----------------------
Equity compensation plans approved
  by security holders                           328,382                $ 10.32                    88,394

Equity compensation plans not approved
  by security holders                                 -                      -                         -
                                                -------                -------                    ------

Total                                           328,382                $ 10.32                    88,394
                                                =======                =======                    ======

ITEM 12 - Certain Relationships and Related Transactions

     Information concerning related party transactions is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "Proposal I-ELECTION OF DIRECTORS-Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

ITEM 13 - Exhibits and Report on Form 8-K

    (a).   Exhibits

           Exhibit 10 - Form of Equity Split Dollar Agreement

           Exhibit 21 - List of Subsidiaries

           Exhibit 23 - Consent of Grant Thornton, LLP

           Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-
                        Oxley Act of 2002

    (b).   Reports on Form 8-K

    Date of Report              Item Number
    --------------              -----------

    September 27, 2002          Item 5 - Report of declaration of stock dividend

    October 23, 2002            Item 5 - Report of third quarter earnings

ITEM 14 - Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                                                  FIRST WASHINGTON FINANCIALCORP




     By: /s/ C. Herbert Schneider
         ------------------------

                                                  C. HERBERT SCHNEIDER
                                                  President & CEO
Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             NAME                               TITLE                            DATE
             ----                               -----                            ----
/s/________________________       Chairman of the Board                      March 27, 2003
    Abraham S. Opatut

/s/________________________       President and CEO                          March 27, 2003
    C. Herbert Schneider          (Principal executive officer)

/s/________________________       Senior Vice President Finance and CFO      March 27, 2003
    Lewis H. Foulke               (Principal financial and accounting
                                  officer)

/s/________________________       Vice Chairman of the Board                 March 27, 2003
    Harry Horowitz

/s/________________________       Director                                   March 27, 2003
    James N. Corcodilos

/s/________________________       Director                                   March 27, 2003
    James R. Johnson, Jr.

/s/________________________       Director                                   March 27, 2003
    Jerry Kokes

/s/________________________       Director                                   March 27, 2003
    Joe J. Mayes

/s/________________________       Director                                   March 27, 2003
    Steven I. Pfeffer

/s/________________________       Director                                   March 27, 2003
    Ross Wishnick

                                 CERTIFICATIONS
                                 --------------



I, C. Herbert Schneider, President and CEO, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Washington FinancialCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                            /s/ C. Herbert Schneider
                            ------------------------
                              C. Herbert Schneider
                       President & Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------



I, Lewis H. Foulke, Jr., SVP Finance and CFO, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Washington FinancialCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                            /s/ Lewis H. Foulke, Jr.
                            ------------------------
                              Lewis H. Foulke, Jr.
                      SVP Finance & Chief Financial Officer