Form 10QSB
period 2003-03-31
FIRST WASHINGTON FINANCIAL CORP
filed 2003-05-15
CIK 1137679

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
Yes ____ No __X__

As of May 13, 2003 there were 3,220,751 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                         Page(s)

Item 1.     Financial Statements

            Consolidated Balance Sheet- at March 31, 2003 (unaudited) and December 31, 2002                    1

            Consolidated Income Statement (unaudited) -  Three months ended March 31, 2003 and 2002            2

            Changes in Shareholders' Equity (unaudited) - Three months ended March 31, 2003                    3

            Consolidated Statement of Cash Flows (unaudited) - Three months ended March 31, 2003 and 2002      4

            Notes to Consolidated Financial Statements (unaudited)                                             5-7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              8-14

Item 3.     Controls and Procedures                                                                            15

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                         16

            Item 2.  Changes in Securities and Use of Proceeds                                                 16

            Item 3.  Defaults Upon Senior Securities                                                           16

            Item 4.  Submission of Matters to a Vote of Security Holders                                       16

            Item 5.  Other Information                                                                         16

            Item 6.  Exhibits and Reports on Form 8-K                                                          16

                       Signature Page                                                                          17

                       Certification of Chief Executive Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002                                                         18

                       Certification of Chief Financial Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002                                                         19

                       Exhibit 10 - Amended and Restated Change in Control Agreement                           20-26

                       Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    27-28


                    FIRST WASHINGTON FINANCIALCORP
                      Consolidated Balance Sheets

                                                                               March 31,            December 31,
                                                                                 2003                   2002
                                                                             -------------          -------------
                                                                             (unaudited)
ASSETS
  Cash and due from banks                                                    $  15,532,094          $  18,343,859
  Federal funds sold                                                            12,660,000              5,000,000
                                                                             -------------          -------------
    Total cash and cash equivalents                                             28,192,094             23,343,859

  Investment securities available-for-sale                                      91,642,969             92,464,184
  Mortgage-backed securities available-for-sale                                 74,411,970             67,486,363
  Loans, net                                                                   194,430,816            192,364,051
  Premises and equipment, net                                                    5,656,307              5,753,469
  Accrued interest receivable                                                    2,005,840              2,051,137
  Other assets                                                                   1,564,052              1,435,796
                                                                             -------------          -------------
                      Total assets                                           $ 397,904,048          $ 384,898,859
                                                                             =============          =============
LIABILITIES
  Deposits
     Non-interest bearing - demand                                           $  55,321,650          $  63,127,490
     Interest bearing - demand                                                  43,497,886             42,661,371
     Savings and money market                                                   57,374,100             55,951,899
     Certificates of deposit, under $100,000                                   156,214,488            152,552,189
     Certificates of deposit, $100,000 and over                                 26,219,508             14,584,037
                                                                             -------------          -------------
                      Total deposits                                           338,627,632            328,876,986

  Securities sold under agreements to repurchase                                17,554,084             17,251,034
  FHLB advances                                                                  8,500,000              6,500,000
  Accrued interest payable                                                         328,875                302,350
  Other liabilities                                                              1,816,463              1,750,961
                                                                             -------------          -------------
                      Total other liabilities                                   28,199,422             25,804,345

                      Total liabilities                                        366,827,054            354,681,331
                                                                             -------------          -------------
SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value;
     3,220,751 issued and outstanding at March 31, 2003 and
     December 31, 2002, respectively                                            25,572,063             25,572,063
  Retained earnings                                                              3,337,311              2,090,905
  Accumulated other comprehensive income (loss)                                  2,167,620              2,554,560
                                                                             -------------          -------------
                      Total shareholders' equity                                31,076,994             30,217,528
                                                                             -------------          -------------
                      Total liabilities and shareholders' equity             $ 397,904,048          $ 384,898,859
                                                                             =============          =============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income
                                   (unaudited)

                                                                            For the three months ended
                                                                                     March 31,
                                                                               2003            2002
                                                                            ----------       ----------
INTEREST INCOME
  Loans, including fees                                                     $3,436,338       $3,485,902
  Investment and mortgage-backed securities
     Taxable securities                                                      1,034,741          880,125
     Tax exempt securities                                                     501,803          468,833
  Federal funds sold                                                            57,652           40,931
                                                                            ----------       ----------

                      Total interest income                                  5,030,534        4,875,791
                                                                            ----------       ----------

INTEREST EXPENSE
  Deposits                                                                   1,478,344        1,641,404
  Borrowed funds                                                                95,840           79,057
                                                                            ----------       ----------

     Total interest expense                                                  1,574,184        1,720,461
                                                                            ----------       ----------

                      Net interest income                                    3,456,350        3,155,330

PROVISION FOR LOAN LOSSES                                                      120,000           60,000
                                                                            ----------       ----------

                      Net interest income after provision for loan losses    3,336,350        3,095,330
                                                                            ----------       ----------

NON-INTEREST INCOME
  Service fees on deposit accounts                                             366,005          277,375
  Other service charges and fees                                                34,088           29,970
  Net gains on sale of investment and mortgage-backed
     securities                                                                215,360             --
  Fee income on sales of mortgages                                             246,967          108,724
  Other                                                                         45,527           17,028
                                                                            ----------       ----------

                      Total non-interest income                                907,947          433,098
                                                                            ----------       ----------
NON-INTEREST EXPENSE
  Salaries                                                                   1,199,821        1,018,460
  Employee benefits                                                            267,316          245,140
  Occupancy expense                                                            304,131          240,872
  Other                                                                        822,623          782,796
                                                                            ----------       ----------
                      Total non-interest expense                             2,593,891        2,287,268
                                                                            ----------       ----------
                      Income before income tax expense                       1,650,406        1,241,160

INCOME TAX EXPENSE                                                             404,000          295,000
                                                                            ----------       ----------
                      NET INCOME                                            $1,246,406       $  946,160
                                                                            ==========       ==========

PER SHARE DATA

  NET INCOME - BASIC                                                        $     0.39       $     0.30
                                                                            ==========       ==========
  NET INCOME - DILUTED                                                      $     0.38       $     0.29
                                                                            ==========       ==========



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
           Consolidated Statement of Changes in Shareholders' Equity
                      For Three Months Ended March 31, 2003
                                   (unaudited)


                                                           Retained      Accumulated
                                                           Earnings         Other                            Total
                                              Common     (Accumulated   Comprehensive    Comprehensive   Shareholders'
                                              Stock        deficit)     Income (loss)       Income           Equity
                                           ------------   ------------   ------------    -------------   ------------
Balance at December 31, 2002               $ 25,572,063   $  2,090,905   $  2,554,560                    $ 30,217,528

  Net Income                                       --        1,246,406           --         1,246,406       1,246,406

  Other comprehensive loss, net
     of taxes                                      --             --         (386,940)       (386,940)       (386,940)
                                                                         ------------    ------------    ------------

  Total comprehensive income (unaudited)           --             --             --      $    859,466            --
                                                                                         ============
Balance at March 31, 2003                  $ 25,572,063   $  3,337,311   $  2,167,620                    $ 31,076,994
                                           ============   ============   ============                    ============




The accompanying notes are an integral part of these statements.

                      FIRST WASHINGTON FINANCIALCORP
                  Consolidated Statements of Cash Flows

                                                                                             For the three months
                                                                                                ended March 31,
                                                                                            2003                2002
                                                                                        ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                            $  1,246,406        $    946,160
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                              127,980             128,125
  Provisions for loan losses                                                                 120,000              60,000
  Gains on sales of investment securities                                                   (215,360)               --
  Amortization of premium on investment securities                                            76,542              39,341
  Amortization of premium on mortgage-backed securities                                       84,158              28,760
  Accretion of discount on investment securities                                              (7,422)             (1,962)
  Accretion of discount on mortgage-backed securities                                        (17,331)            (34,927)
  (Increase) decrease in accrued interest receivable                                          45,297             (74,554)
  (Increase) decrease in other assets                                                       (117,275)             52,440
  Increase in accrued interest payable                                                        26,525               7,275
  Increase in other liabilities                                                              262,873             522,127
                                                                                        ------------        ------------
                      Net cash provided by operating activities                            1,632,393           1,672,785
                                                                                        ------------        ------------

INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                                  (14,150,791)         (9,947,623)
  Purchases of investment securities held-to maturity                                           --            (4,862,122)
  Purchases of mortgage-backed securities available-for-sale                             (14,947,093)         (7,764,709)
  Purchases of mortgage-backed securities held-to-maturity                                      --              (998,502)
  Proceeds from sales of investment securities available-for-sale                          4,155,954                --
  Proceeds from maturities of investment securities available-for-sale                    10,346,870           2,140,000
  Proceeds from maturities of investment securities held-to-maturity                            --             3,730,000
  Repayment of principal on investment securities available-for-sale                         204,655             230,359
  Repayment of principal on mortgage-backed securities available-for-sale                  7,770,134           4,196,706
  Repayment of principal on mortgage-backed securities held-to-maturity                         --               387,111
  Net increase in loans                                                                   (2,186,765)            487,343
  Purchase of premises and equipment                                                         (30,818)             (9,587)
                                                                                        ------------        ------------
                      Net cash used in investing activities                               (8,837,854)        (12,411,024)
                                                                                        ------------        ------------

FINANCING ACTIVITIES
  Net increase in demand deposits and savings accounts                                    (5,547,124)         (4,198,593)
  Net increase in certificate of deposits                                                 15,297,770          17,758,346
  Proceeds from FHLB advances                                                              2,000,000                --
  Net Increase (decrease)  in securities sold under repurchase agreements                    303,050          (1,967,429)
                                                                                        ------------        ------------
                      Net cash provided by financing activities                           12,053,696          11,592,324
                                                                                        ------------        ------------

Net increase in cash and cash equivalents                                                  4,848,235             854,085

Cash and cash equivalents, beginning of year                                              23,343,859          16,845,885
                                                                                        ------------        ------------
Cash and cash equivalents, end of period                                                $ 28,192,094        $ 17,699,970
                                                                                        ============        ============




The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
             Three months ended March 31, 2003 and 2002 (unaudited)

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


    1.  Basis of Financial Statement Presentation

    The financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003 the Company adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the three months ended March 31, 2003.

    While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Company did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.

    The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $492 thousand and $2.2 million, respectively, $149 thousand of which were originated in the first quarter of this year. The Company's commitments under standby letters of credit expire at various dates through May 6, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2003 varied from 0% to 100%, and averaged 99.6%.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact that FIN No. 46 will have on its consolidated financial position and results of operations.

    3.  Shareholders' Equity

    On September 25, 2002, a 10% stock dividend was declared. Earnings per share at March 31, 2002 have been adjusted to reflect the stock dividend.

    4.  Comprehensive Income

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:



                                                            March 31, 2003                         March 31, 2002
                                                 -----------------------------------    ------------------------------------
                                                 Before tax     Tax       Net of tax    Before tax       Tax      Net of tax
                                                   amount      Benefit      amount        amount       Benefit      amount
                                                 ----------    --------   ----------    ----------     --------   ----------
                                                            (unaudited)                              (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising
       during period                             $(810,652)   $283,728    $(526,924)    $(288,909)    $101,118    $(187,791)
  Less reclassification adjustment for gains
     realized in net income                        215,360     (75,376)     139,984             -            -            -
                                                 ---------    --------    ---------     ---------     --------    ---------
Other comprehensive income (loss), net           $(595,292    $208,352    $(386,940)    $(288,909)    $101,118    $(187,791)
                                                 =========    ========    =========     =========     ========    =========


    5.  Stock Based Compensation

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

    At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

First Washington FinancialCorp
Note A - Item 11

                                                                     Three months ended March 31,
                                                                     -----------------------------
                                                                        2003              2002
                                                                     ------------      -----------

Net income, as reported                                              $ 1,246,406       $   946,160
Less: Stock-based compensation costs determined
              under fair value based method for all awards              (620,000)         (137,500)
                                                                     -----------       -----------
Pro forma net income (loss)                                          $   626,406       $   808,660

Earnings per share - Basic                         As Reported            $ 0.39            $ 0.30
                                                   Proforma               $ 0.19            $ 0.25

Earnings per share - Diluted                       As Reported            $ 0.38            $ 0.29
                                                   Proforma               $ 0.19            $ 0.25



    The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.90% and 3.88% in 2002 and 2003, respectively, expected weighted volatility of 45.62%, cash dividend yield of 0%, and an expected life of 10 for all periods.

    The proforma net income this quarter was significantly impacted by the issuance of options to the Board of Directors and Officers that are immediately vested, therefore, showing their full potential financial impact in the first quarter of 2003.

NOTE B - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               For the three months ended March 31, 2003
                                              -------------------------------------------
                                                Income            Shares        Per Share
                                              (numerator)     (denominator)       Amount
                                              ----------        ---------       ---------
Basic EPS
  Income available to common stockholders     $1,246,406        3,220,751       $    0.39

Effect of dilutive securities
  Options                                              -           97,407           (0.01)
                                              ----------        ---------       ---------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,246,406        3,318,158       $    0.38
                                              ==========        =========       =========


                                               For the three months ended March 31, 2002
                                              -------------------------------------------
                                                Income           Shares         Per Share
                                              (numerator)     (denominator)      Amount
                                              ----------        ---------       ---------
Basic EPS
  Income available to common stockholders     $  946,160        3,180,049       $    0.30

Effect of dilutive securities
  Options                                              -          112,015           (0.01)
                                              ----------        ---------       ---------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $  946,160        3,292,064       $    0.29
                                              ==========        =========       =========

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


             CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

The accounting and reporting policies of the First Washington FinancialCorp (the Company) conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Company, and all its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The following discussion summarizes the most critical accounting policies, judgments and estimates utilized by the Company in compiling its financial statements:

Allowance for Possible Loan Losses
     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses of the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for possible loan losses and recoveries on previously charged-off loans are added to the allowance.

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

Deferred Taxes
    The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                              RESULTS OF OPERATIONS

              Three months ended March 31, 2003 and March 31, 2002

                                    OVERVIEW

For the three months ended March 31, 2003, the Company realized a 32.1% increase in net income over the same period last year. Net income for the three months ended March 31, 2003 was $1.25 million or $0.39 per basic share, compared to $946 thousand or $0.30 for the same period the prior year. Total assets grew to $397.9 million at March 31, 2003 from $384.9 million at year-end, a $13.0 million increase. The Company's net loans grew from a year-end total of $192.4 million to $194.4 million at March 31, 2003. Deposits also increased from $328.9 million at December 31, 2002 to $338.6 million at March 31, 2003. The growth in all of these areas is a reflection of First Washington's continued penetration into its target markets.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income rose slightly to $5.0 million for the three months ended March 31, 2003 as compared to $4.9 million for the same period in 2002. While average earning assets saw a significant increase of $61.7 million from March 31, 2002 to March 31, 2003, the average yield on interest earning assets declined by 94 basis points. The greatest decrease in yield was in the securities portfolio, due to the volume of calls and the repricing of variable rate securities with longer rate resets, reflecting declines in market interest rates over the past two years. The other areas of interest rate decline are in line with general market rate declines over that same period. The largest increase was in the average balance of taxable securities, which increased by $31.5 million or 45.3% from $69.6 million at March 31, 2002 to $101.1 million at March 31, 2003.

Interest Expense. The Company's interest expense for the first quarter of 2003 decreased $146 thousand to $1.6 million from $1.7 million through the first quarter of 2002. While the average cost of interest bearing liabilities declined 69 basis points over the year from March 31, 2002 to March 31, 2003, the volume of average interest bearing liabilities increased $52.9 million or 21.4% over the same period. Time deposits had the greatest increase of the average interest bearing liabilities, increasing $33.5 million to $176.3 million at March 31, 2003 from $142.8 million at March 31, 2002. This portfolio also had one of the largest declines in interest rate paid from 4.01% for the three months ended March 31, 2002 to 2.94% for the three months ended March 31, 2003. This is a reflection of longer-term time deposits maturing, being replaced with time deposits with current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the three months ended March 31, 2003 was $3.7 million, an increase of $319 thousand, over net interest income of $3.4 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 26 basis points to 3.67% for the three months ended March 31, 2003 from 3.93% for the same period in 2002, while the net yield on interest-earning assets decreased by 40 basis points to 4.06% at March 31, 2003 from 4.46% at March 31, 2002. The decrease in yield is primarily the result of the 97 basis point decline in yield on taxable securities and the 84 basis point decline on yield in the tax exempt security portfolio due to the declining interest rate environment.

The following tables presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

                         FIRST WASHINGTON FINANCIALCORP
                              Average Balance Sheet
                                   (unaudited)


                                                                 March 31                             March 31,
                                              ---------------------------------------   --------------------------------------
                                                                  2003                                  2002
                                              ---------------------------------------   --------------------------------------
                                                                             Average                                   Average
                                                                Interest      Rates                      Interest       Rates
                                                 Average        Income /     Earned /     Average        Income /      Earned /
                                                 Balance         Expense       Paid       Balance         Expense       Paid
                                              -------------    ------------  --------   -------------   ------------   -------
Assets:
Interest earning assets:
   Loans                                        189,966,700       3,436,338     7.24%     180,031,200      3,485,902     7.75%
   Taxable Securities                           101,095,394       1,034,741     4.09%      69,566,248        880,125     5.06%
   Tax Exempt Securities                         57,197,815         772,004     5.40%      46,230,108        721,282     6.24%
   Fed Funds Sold                                18,964,077          57,652     1.22%       9,692,222         40,931     1.69%
                                              -------------    ------------     ----    -------------   ------------     ----
Total Interest Earning Assets                   367,223,986       5,300,735     5.77%     305,519,778      5,128,240     6.71%

Non-Interest Earning Assets                      25,183,284                                21,136,040
Allowance for possible loan losses               (2,794,414)                               (2,229,690)
                                              -------------                             -------------

    Total Assets                              $ 389,612,856                             $ 324,426,128
                                              =============                             =============


Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                               $  41,584,436    $     78,294     0.75%   $  33,647,735   $     80,976     0.96%
   Savings                                       40,291,467          73,674     0.73%      38,406,728         90,477     0.94%
   Money Market deposits                         16,263,641          29,293     0.72%      17,955,608         39,103     0.87%
   Time deposits                                176,338,389       1,297,083     2.94%     142,789,911      1,430,849     4.01%
   FHLB advances                                  8,122,222          81,691     4.02%       5,000,000         66,012     5.28%
   Other borrowed money                          17,175,289          14,149     0.33%       9,087,509         13,044     0.57%
                                              -------------    ------------     ----    -------------   ------------     ----
Total Interest Bearing Liabilities              299,775,444       1,574,184     2.10%     246,887,491      1,720,461     2.79%

Non-Interest Bearing Liabilities:
Demand deposits                                  56,904,217                                51,568,148
Other liabilities                                 2,157,710                                 1,351,802
                                              -------------                             -------------
    Total Non-Interest Bearing Liabilities       59,061,927                                52,919,950

Stockholders' equity                             30,775,485                                24,618,687
                                              -------------                             -------------

Total Liabilities and Stockholders' Equity    $ 389,612,856                             $ 324,426,128
                                              =============                             =============

Net Interest Differential                                                       3.67%                                    3.93%
Net Yield on Interest-Earning Assets                                            4.06%                                    4.46%
Net interest income                                            $ 3,726,551                              $ 3,407,779
                                                               ===========                              ===========

Provision for Loan Losses. The provision for possible loan losses for the three months ended March 31, 2003, was $120 thousand compared to the $60 thousand provision for the same period last year. The increase in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a significant increase of $475 thousand or 109.7% to $908 thousand for the first three months of 2003, from $433 thousand for the first three months of 2002. The increase consists primarily of a $215 thousand increase in net gain on the sale of investment securities, and a $138 thousand increase in income on sold mortgages. These mortgages represent loans secured by one to four family residences originated for resale. The Bank was able to capitalize on a low interest rate market by both selling securities at a premium and generating fee income through mortgage refinancing activity.

Non-Interest Expense. Total non-interest expense for the three months ended March 31, 2003 was $2.6 million, an increase of $307 thousand from the same period last year. Salaries and employee benefits accounted for $203 thousand of the increase followed by $63 thousand increase in occupancy expense. These increases are a reflection of the addition of our Plumsted branch in June of 2002.

Income Taxes. Our effective income tax rate for the first quarter of 2003 was 24.5% as compared to 23.0% for the year ended December 31, 2002.

                               FINANCIAL CONDITION

                 March 31, 2003 as compared to December 31, 2002

Total assets increased to $397.9 million at March 31, 2003, a $13.0 million increase from total assets of $384.9 million at December 31, 2002. Increases through the first quarter compared to year-end 2002 included $7.7 million in federal funds sold and $6.9 million in mortgage-backed securities. These increases in assets were funded primarily by increases in time deposits of $15.2 million.

Net loans at March 31, 2003 increased $2.0 million to $194.4 million from year-end 2002. The major portfolio change was seen in the commercial and industrial sector with an increase of $7.1 million, offset by modest decreases in the majority of the other sectors.

The following schedule presents the components of loans for each period presented:


                                                March 31, 2003                      December 31, 2002
                                                    Amount            Pct                 Amount             Pct
                                                --------------       -----          -----------------       -----
Commercial and industrial                       $  42,453,743         21.5%          $   35,304,580          18.1%
Commercial RE properties                          103,747,717         52.6%             105,453,902          54.1%
Residential RE properties                          17,259,394          8.8%              18,688,651           9.6%
Consumer                                            2,776,337          1.4%               2,465,457           1.3%
Installment                                        19,421,084          9.9%              20,620,494          10.6%
Home equity                                        11,456,304          5.7%              12,383,118           6.3%
                                                -------------        -----           --------------         -----
Gross loans                                       197,114,579        100.0%             194,916,202         100.0%
                                                                     =====                                  =====
Plus:  Net deferred fees                              168,609                               205,722
                                                -------------                        --------------
Total loans                                       197,283,188                           195,121,925
Less:  Allowance for possible loan losses          (2,852,372)                           (2,757,874)
                                                -------------                        --------------
Net loans                                       $ 194,430,816                        $  192,364,051
                                                =============                        ==============


Federal funds sold increased significantly to $12.7 million at March 31, 2003 from $5.0 million at March 31, 2002. This increase of $7.7 million is a reflection of unanticipated additional liquidity at the end of the period due to increases in called securities, principal pay-downs on mortgage-backed securities and additional deposits.

The following schedule presents the components of average deposits, for each period presented.


                                               March 31, 2003              December 31, 2002
                                       -------------------------       -------------------------
                                          Average        Average         Average         Average
                                           Amount         Yield           Amount          Yield
                                       --------------    -------       -------------     -------
Non-interest bearing demand             $  56,904,217          -       $  54,712,159          -
Interest bearing demand                    41,584,436       0.75%         37,413,935       0.97%
Savings and money market deposits          56,555,108       0.73%         56,831,399       0.97%
Time deposits                             176,338,389       2.94%        155,165,511       3.58%
                                        -------------                  -------------
Total                                   $ 331,382,150                  $ 304,123,004


Total year to date average deposits increased $27.3 million or 9.0% to $331.4 million through the first quarter of 2003 from the twelve-month average of $304.1 million at December 31, 2002. The majority of the increase is in time deposits of $21.1 million, which is a reflection of marketing for municipal and consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

                                  ASSET QUALITY

At March 31, 2003, there were no non-performing assets, a decrease of $17 thousand from December 31, 2002.

The following table provides information regarding risk elements in the loan portfolio:

                                                     March 31,     December 31,
                                                       2003            2002
                                                     ---------     ------------

Non-accrual loans (1)                                 $    -        $ 17,157
Other Real Estate Owned                                    -               -
Non-accrual loans to total loans                        0.00%           0.01%
Non-performing assets to total assets                   0.00%           0.00%
Allowance for possible loan losses as
  a percentage of non-performing assets                   NM              NM
Allowance for possible loan losses to total loans      1.45%           1.41%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $95 thousand and $1.5 thousand at March 31, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $600 thousand to $2.9 million at March 31, 2003 from $2.3 million at March 31, 2002 and the allowance for possible loan losses as a percentage of total loans was 1.45% compared to 1.24% for the same periods. Between these periods, the economy in our market area began to slow, as it did nationally. Due to the slowing economy, we perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform. We receive financial statements from borrowers on a periodic basis, and review them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loan may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, we then make adjustments as we deem appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the three months ended March 31, 2003 and March 31, 2002.


                                                                        Three months ended
                                                                ---------------------------------
                                                                March 31, 2003     March 31, 2002
                                                                --------------     --------------

Balance at beginning of year                                     $ 2,757,874        $ 2,207,545
Provision for loan losses                                            120,000             60,000
Charge-offs                                                          (26,501)           (16,207)
Recoveries                                                             1,000              7,099
                                                                 -----------        -----------
Ending Balance                                                   $ 2,852,372        $ 2,258,437
                                                                 ===========        ===========


Ratio of net charge-offs to average loans outstanding                  0.01%              0.01%

Balance of allowances as a % of total loans at period end              1.45%              1.24%


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

Net cash provided by our operating activities declined minimally by $41 thousand to $1.6 million for the three months ended March 31, 2003 compared to $1.7 million for the three months ended March 31, 2002. Major changes were in other liabilities of $259 thousand, offset by a gain on the sale of investment securities of $215. The change in other liabilities is due primarily to a change in deferred taxes associated with the unrealized gain or loss on securities.

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2003 compared to $12.4 million for the three months ended March 31, 2002. Net purchases and maturities of investment securities increased $1.1 million for the period ending March 31, 2003 from the same period the prior year. Proceeds from the sales of investment securities increased $4.2 million followed by an increase of $3.2 million in the repayment of principal on securities for the same periods.

Net cash provided by our financing activities was $12.1 million for the three months ended March 31, 2003 compared to $11.6 million for the same period in 2002. The minimal increase of $462 thousand consists of minor changes in deposits and borrowed funds.


CAPITAL RESOURCES

Total shareholders' equity increased $859 thousand to $31.1 million at March 31, 2003 from $30.2 million at year-end 2002. The increase was due to an increase in net income of $1.25 million offset by a decrease in the net unrealized gain on securities available for sale of $387 thousand.

At March 31, 2003, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2003 for the Company and Bank as well as the minimum regulatory requirements.


                                                                    For capital adequacy
                                               Actual                      purposes         To be well capitalized
                                            ---------------------   --------------------    ---------------------
                                               Amount      Ratio      Amount       Ratio      Amount       Ratio
                                               ------      -----      ------       -----      ------       -----

Total Capital (to risk weighted assets)     $ 31,761,746   12.15%   $ 20,912,292    8.00%   $ 26,140,365   10.00%

Tier 1 capital (to risk weighted assets)      28,909,374   11.06%     10,456,146    4.00%     15,684,219    6.00%

Tier 1 capital (to average assets)          $ 28,909,374    7.42%   $ 15,584,514    4.00%   $ 19,480,643    5.00%


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

           Not applicable


Item 3.    Defaults Upon Served Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Report on form 8-K

           (a).  Exhibits

           Exhibit 10 - Amended and Restated Change in Control Agreement between the Company and Mr. C. Herbert Schneider dated April 30, 2003

           Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b). Reports on Form 8-K

           Date of Report                Item Number
           --------------                -----------

           January 28, 2003              Item 5 - Report of year-end earnings

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST WASHINGTON FINANCIALCORP




Date:  May 13, 2003                By: C. Herbert Schneider
                                       -----------------------------------------
                                       C. HERBERT SCHNEIDER
                                       President & CEO





                                   By: Lewis H. Foulke, Jr.
                                       -----------------------------------------
                                       LEWIS H. FOULKE, JR.
                                       Senior Vice President & CFO
                                       (Principal Financial and
                                       Accounting Officer)

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


Date:  May 13, 2003


                              C. Herbert Schneider
                       -----------------------------------
                              C. Herbert Schneider
                       President & Chief Executive Officer

                                 CERTIFICATIONS





I, Lewis H. Foulke, Jr., SVP and CFO, certify that:


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


Date:  May 13, 2003


                              Lewis H. Foulke, Jr.
                       -----------------------------------
                              Lewis H. Foulke, Jr.
                          SVP & Chief Financial Officer