Form 10QSB
period 2003-06-30
FIRST WASHINGTON FINANCIAL CORP
filed 2003-08-14
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
Yes      No  X
    ---     ---

As of August 13, 2003 there were 3,220,751 shares of common stock, no par value, outstanding.


                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                                     Page(s)

Item 1.     Financial Statements
            Consolidated Balance Sheet-at June 30, 2003 (unaudited) and December 31, 2002                             1
            Consolidated Income Statement (unaudited)- Three and six months ended June 30, 2003 and 2002              2
            Changes in Shareholders' Equity (unaudited) - Three and six months ended June 30, 2003                    3
            Consolidated Statement of Cash Flows (unaudited)-Three and six months ended June 30, 2003 and 2002        4
            Notes to Consolidated Financial Statements (unaudited)                                                    5-8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                     9-16

Item 3.     Controls and Procedures                                                                                   17

Part II.    Other Information
            Item 1.  Legal Proceedings                                                                                18
            Item 2.  Changes in Securities and Use of Proceeds                                                        18
            Item 3.  Defaults Upon Senior Securities                                                                  18
            Item 4.  Submission of Matters to a Vote of Security Holders                                              18
            Item 5.  Other Information                                                                                18
            Item 6.  Exhibits and Reports on Form 8-K                                                                 18
                             Signature Page                                                                           19
                             Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002                                       20-21
                             Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002                                       22-23
                             Exhibit 32.0 - Certification Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002                                                          24-25

                            FIRST WASHINGTON FINANCIALCORP
                              Consolidated Balance Sheets

                                                                                         June 30,       December 31,
                                                                                           2003             2002
                                                                                      ------------      ------------
                                                                                       (unaudited)
ASSETS
  Cash and due from banks                                                             $ 19,346,194      $ 18,343,859
  Federal funds sold                                                                    12,100,000         5,000,000
                                                                                      ------------      ------------
    Total cash and cash equivalents                                                     31,446,194        23,343,859

  Investment securities available-for-sale                                             104,442,638        92,464,184
  Mortgage-backed securities available-for-sale                                         74,086,600        67,486,363
  Loans, net                                                                           196,505,099       192,364,051
  Premises and equipment, net                                                            5,617,262         5,753,469
  Accrued interest receivable                                                            2,129,358         2,051,137
  Other assets                                                                           2,286,261         1,435,796
                                                                                      ------------      ------------

                      Total assets                                                    $416,513,412      $384,898,859
                                                                                      ============      ============

LIABILITIES
  Deposits
     Non-interest bearing - demand                                                    $ 59,935,901      $ 63,127,490
     Interest bearing - demand                                                          48,461,619        42,661,371
     Savings and money market                                                           57,989,331        55,951,899
     Certificates of deposit, under $100,000                                           168,728,845       152,552,189
     Certificates of deposit, $100,000 and over                                         18,598,186        14,584,037
                                                                                      ------------      ------------
                      Total deposits                                                   353,713,882       328,876,986

  Securities sold under agreements to repurchase                                        19,072,787        17,251,034
  FHLB advances                                                                          8,500,000         6,500,000
  Accrued interest payable                                                                 297,899           302,350
  Other liabilities                                                                      1,752,035         1,750,961
                                                                                      ------------      ------------
                      Total other liabilities                                           29,622,721        25,804,345

                      Total liabilities                                                383,336,603       354,681,331
                                                                                      ------------      ------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 3,220,751
     issued and outstanding at June 30, 2003 and December 31, 2002, respectively        25,572,063        25,572,063
  Retained earnings                                                                      4,597,611         2,090,905
  Accumulated other comprehensive income (loss)                                          3,007,135         2,554,560
                                                                                      ------------      ------------

                      Total shareholders' equity                                        33,176,809        30,217,528
                                                                                      ------------      ------------

                      Total liabilities and shareholders' equity                      $416,513,412      $384,898,859
                                                                                      ============      ============

The accompanying notes are an integral part of these statements.

                          FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income
                                   (unaudited)

                                                                     For the three months ended         For the six months ended
                                                                                June 30,                        June 30,
                                                                        2003              2002            2003             2002
                                                                    -----------      -----------      -----------      -----------
INTEREST INCOME
  Loans, including fees                                             $ 3,536,840      $ 3,471,412      $ 6,973,178      $ 6,957,314
  Investment and mortgage-backed securities
     Taxable securities                                                 995,706        1,006,025        2,030,447        1,886,149
     Tax exempt securities                                              548,320          497,140        1,050,123          965,974
  Federal funds sold                                                     51,591           47,373          109,243           88,304
                                                                    -----------      -----------      -----------      -----------

             Total interest income                                    5,132,457        5,021,950       10,162,991        9,897,741
                                                                    -----------      -----------      -----------      -----------

INTEREST EXPENSE
  Deposits                                                            1,389,843        1,622,254        2,868,187        3,263,658
  Borrowed funds                                                         96,877           82,307          192,717          161,364
                                                                    -----------      -----------      -----------      -----------

     Total interest expense                                           1,486,720        1,704,561        3,060,904        3,425,022
                                                                    -----------      -----------      -----------      -----------

             Net interest income                                      3,645,737        3,317,389        7,102,087        6,472,719

PROVISION FOR LOAN LOSSES                                                60,000          100,000          180,000          160,000
                                                                    -----------      -----------      -----------      -----------

             Net interest income after provision for loan losses      3,585,737        3,217,389        6,922,087        6,312,719
                                                                    -----------      -----------      -----------      -----------

NON-INTEREST INCOME
  Service fees on deposit accounts                                      340,556          322,753          706,561          600,128
  Other service charges and fees                                         48,788           29,135           82,876           59,105
  Net gains on sale of investment and mortgage-backed
     securities                                                          86,018                -          301,378                -
  Fee income on sales of mortgages                                      216,328           71,054          463,295          179,778
  Other                                                                  41,683           19,534           87,210           36,562
                                                                    -----------      -----------      -----------      -----------

             Total non-interest income                                  733,373          442,476        1,641,320          875,573
                                                                    -----------      -----------      -----------      -----------

NON-INTEREST EXPENSE
  Salaries                                                            1,201,779        1,019,067        2,401,600        2,037,527
  Employee benefits                                                     261,965          230,857          529,281          475,997
  Occupancy expense                                                     267,478          264,830          571,609          505,702
  Other                                                                 939,788          799,843        1,762,411        1,582,638
                                                                    -----------      -----------      -----------      -----------

             Total non-interest expense                               2,671,010        2,314,597        5,264,901        4,601,864
                                                                    -----------      -----------      -----------      -----------

             Income before income tax expense                         1,648,100        1,345,268        3,298,506        2,586,428

INCOME TAX EXPENSE                                                      387,800          362,000          791,800          657,000
                                                                    -----------      -----------      -----------      -----------

             NET INCOME                                             $ 1,260,300      $   983,268      $ 2,506,706      $ 1,929,428
                                                                    ===========      ===========      ===========      ===========

PER SHARE DATA

  NET INCOME - BASIC                                                $      0.39      $      0.31      $      0.78      $      0.61
                                                                    ===========      ===========      ===========      ===========
  NET INCOME - DILUTED                                              $      0.37      $      0.30      $      0.75      $      0.59
                                                                    ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

             FIRST WASHINGTON FINANCIALCORP
       Consolidated Statement of Changes in Shareholders' Equity
           For Six Months Ended June 30, 2003
                       (unaudited)

                                                             Retained       Accumulated
                                                             Earnings          Other                          Total
                                                Common     (Accumulated    Comprehensive  Comprehensive    Shareholders'
                                                Stock         deficit)     Income (loss)     Income           Equity
                                             ------------   ------------   -------------   ------------    ------------
Balance at December 31, 2002                 $ 25,572,063   $  2,090,905   $  2,554,560                    $ 30,217,528

  Net Income                                            -      1,246,406              -       1,246,406       1,246,406

  Other comprehensive loss, net
     of taxes                                           -              -       (386,940)       (386,940)       (386,940)
                                                                           ------------    ------------    ------------

  Total comprehensive income (unaudited)                -              -              -    $    859,466               -
                                                                                           ============
Balance at March 31, 2003                    $ 25,572,063   $  3,337,311   $  2,167,620                    $ 31,076,994

  Net Income                                            -      1,260,300              -       1,260,300       1,260,300

  Other comprehensive income, net
     of reclassification adjustments/taxes              -              -        839,515         839,515         839,515
                                                                           ------------    ------------

  Total comprehensive income (unaudited)                -              -              -    $  2,099,815               -
                                             ------------   ------------   ------------    ============    ------------
Balance at June 30, 2003                     $ 25,572,063   $  4,597,611   $  3,007,135                    $ 33,176,808
                                             ============   ============   ============                    ============



The accompanying notes are an integral part of these statements.

                                     FIRST WASHINGTON FINANCIALCORP
                                  Consolidated Statements of Cash Flows
                                               (unaudited)

                                                                               For the three months          For the six months
                                                                                  ended June 30,                ended June 30,
                                                                               2003            2002          2003           2002
                                                                          ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
  Net income                                                              $  1,260,300   $    983,268   $  2,506,706   $  1,929,428
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                122,975        127,456        250,954        255,581
  Provisions for loan losses                                                    60,000        100,000        180,000        160,000
  Gains on sales of investment securities                                      (86,018)             -       (301,378)             -
  Amortization of premium on investment securities                              78,279         40,809        154,821         80,150
  Amortization of premium on mortgage-backed securities                        131,937         35,843        216,095         64,603
  Accretion of discount on investment securities                                (9,286)        (2,360)       (16,707)        (4,322)
  Accretion of discount on mortgage-backed securities                          (19,783)       (28,644)       (37,114)       (63,571)
  (Increase) decrease in accrued interest receivable                          (123,519)      (172,319)       (78,221)      (246,873)
  (Increase) decrease in other assets                                         (733,190)      (223,354)      (850,465)      (170,914)
  Increase in accrued interest payable                                         (30,975)       (27,309)        (4,451)       (20,034)
  Increase in other liabilities                                               (505,494)      (278,860)      (242,621)       243,267
                                                                          ------------   ------------   ------------   ------------
                      Net cash provided by operating activities                145,226        554,530      1,777,619      2,227,315
                                                                          ------------   ------------   ------------   ------------

INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                    (24,169,816)    (5,970,802)   (38,320,607)   (15,918,425)
  Purchases of investment securities held-to maturity                                -    (11,310,590)             -    (16,172,712)
  Purchases of mortgage-backed securities available-for-sale               (11,618,433)    (5,042,866)   (26,565,526)   (12,807,575)
  Purchases of mortgage-backed securities held-to-maturity                           -     (3,326,257)             -     (4,324,759)
  Proceeds from sales of investment securities available-for-sale            1,307,951      3,435,000      5,463,905              -
  Proceeds from maturities of investment securities available-for-sale      12,106,000      2,654,000     22,452,869      5,575,000
  Proceeds from maturities of investment securities held-to-maturity                 -              -              -      6,384,000
  Repayment of principal on investment securities available-for-sale           177,137        220,469        381,792        450,828
  Repayment of principal on mortgage-backed securities available-for-sale   10,919,294      3,448,725     18,689,427      7,645,431
  Repayment of principal on mortgage-backed securities held-to-maturity              -        434,376              -        821,487
  Net increase in loans                                                     (2,134,283)     3,142,025     (4,321,048)     3,629,368
  Purchase of premises and equipment                                           (83,930)       (91,424)      (114,747)      (101,011)
                                                                          ------------   ------------   ------------   ------------
                      Net cash used in investing activities                (13,496,080)   (12,407,344)   (22,333,935)   (24,818,368)
                                                                          ------------   ------------   ------------   ------------

FINANCING ACTIVITIES
  Issuance of common stock                                                                      2,850                         2,850
  Net increase in demand deposits and savings accounts                      10,193,214     16,123,672      4,646,090     11,925,079
  Net increase in certificate of deposits                                    4,893,037      5,504,633     20,190,805     23,262,979
  Proceeds from FHLB advances                                                        -              -      2,000,000              -
  Net Increase (decrease)  in securities sold under repurchase agreements    1,518,703      5,365,117      1,821,754      3,397,688
                                                                          ------------   ------------   ------------   ------------
                      Net cash provided by financing activities             16,604,954     26,996,272     28,658,649     38,588,596
                                                                          ------------   ------------   ------------   ------------

Net increase in cash and cash equivalents                                    3,254,100     15,143,458      8,102,335     15,997,543

Cash and cash equivalents, beginning of period                              28,192,094     17,699,970     23,343,859     16,845,885
                                                                          ------------   ------------   ------------   ------------

Cash and cash equivalents, end of period                                  $ 31,446,194   $ 32,843,428   $ 31,446,194   $ 32,843,428
                                                                          ============   ============   ============   ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
 Statements Six months and Three months ended June 30, 2003 and 2002 (unaudited)

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

    The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its twelve branches in Mercer, Monmouth, and Ocean Counties, New Jersey.


    1.  Basis of Financial Statement Presentation
        -----------------------------------------

    The financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements
        --------------------------------

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003 the Company adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the three and six months ended June 30, 2003.

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

    The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $462 thousand and $2.2 million, respectively, $520 thousand of which were originated in the second quarter of this year. The Company's commitments under standby letters of credit expire at various dates through August 4, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at June 30, 2003 varied from 0% to 100%, and averaged 99.6%.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 does not materially impact the Company.

    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company's current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Company's financial condition, results of operations, or disclosures.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company's current business operations, management expects that the provisions of SFAS No. 150 will not impact the Company's financial condition, results of operations, or disclosures.

    3.  Shareholders' Equity
        --------------------

    On September 25, 2002, a 10% stock dividend was declared. Earnings per share at June 30, 2002 have been adjusted to reflect the stock dividend.

    4.  Comprehensive Income
        --------------------

    The Company follows SFAS No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                                          June 30, 2003                     June 30, 2002
                                                               ---------------------------------   ---------------------------------
                                                               Before tax     Tax     Net of tax  Before tax     Tax      Net of tax
                                                                 amount     Benefit      amount     amount      Benefit     amount
                                                               ---------   ---------   ---------   ---------   ---------   ---------
                                                                          (unaudited)                         (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising during period   $ 997,648   $(349,177)  $ 648,471   $ 839,457   $(293,810)  $ 545,647
  Less reclassification adjustment for gains
     realized in net income                                     (301,378)    105,482    (195,896)          -           -           -
                                                               ---------   ---------   ---------   ---------   ---------   ---------

Other comprehensive income (loss), net                         $ 696,270   $(243,695)  $ 452,575   $ 839,457   $(293,810)  $ 545,647
                                                               =========   =========   =========   =========   =========   =========

    5.  Stock Based Compensation
        ------------------------

    The Company follows the disclosure provisions for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service life and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                   Three months ended June 30,      Six months ended June 30,
                                                                   --------------------------      ---------------------------
                                                                       2003            2002             2003           2002
                                                                   -----------      ---------      -----------     -----------
Net income, as reported                                            $ 1,260,300      $ 983,268      $ 2,506,706     $ 1,929,428
Less: Stock-based compensation costs determined
              under fair value based method for all awards                   -        (21,565)        (619,000)       (159,000)
                                                                   -----------      ---------      -----------     -----------
Pro forma net income (loss)                                        $ 1,260,300      $ 961,703      $ 1,887,706     $ 1,770,428
                                                                   ===========      =========      ===========     ===========

Earnings per share - Basic                         As Reported          $ 0.39         $ 0.31           $ 0.78          $ 0.61
                                                   Proforma             $ 0.39         $ 0.30           $ 0.59          $ 0.56

Earnings per share - Diluted                       As Reported          $ 0.37         $ 0.30           $ 0.75          $ 0.59
                                                   Proforma             $ 0.37         $ 0.29           $ 0.57          $ 0.54

    The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.90% and 3.87% in 2002 and 2003, respectively, expected weighted volatility of 45.54%, cash dividend yield of 0%, and an expected life of 10 years for all periods.

    The proforma net income for the six months ended was significantly impacted by the issuance of options to the Board of Directors and Officers that are immediately vested, therefore, showing their full potential financial impact in this period.

NOTE B - EARNINGS PER SHARE


    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                 For the six months ended June 30, 2003
                                              -------------------------------------------
                                                 Income          Shares         Per Share
                                              (numerator)     (denominator)       Amount
                                              -----------     -------------     ---------
Basic EPS
  Income available to common stockholders     $2,506,706        3,220,751         $ 0.78

Effect of dilutive securities
  Options                                              -          120,096          (0.03)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $2,506,706        3,340,847         $ 0.75
                                              ==========        =========         ======


                                                 For the six months ended June 30, 2002
                                              -------------------------------------------
                                                 Income          Shares         Per Share
                                              (numerator)     (denominator)       Amount
                                              -----------     -------------     ---------
Basic EPS
  Income available to common stockholders     $1,929,428        3,180,117         $ 0.61

Effect of dilutive securities
  Options                                              -          102,187          (0.02)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,929,428        3,282,304         $ 0.59
                                              ==========        =========         ======


                                                For the three months ended June 30, 2003
                                              -------------------------------------------
                                                 Income          Shares         Per Share
                                              (numerator)     (denominator)       Amount
                                              -----------     -------------     ---------

Basic EPS
  Income available to common stockholders     $1,260,300        3,220,751         $ 0.39

Effect of dilutive securities
  Options                                              -          143,447          (0.02)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,260,300        3,364,198         $ 0.37
                                              ==========        =========         ======


                                                For the three months ended June 30, 2002
                                              -------------------------------------------
                                                 Income          Shares         Per Share
                                              (numerator)     (denominator)       Amount

Basic EPS
  Income available to common stockholders     $  983,268        3,180,183         $ 0.31

Effect of dilutive securities
  Options                                              -          102,819          (0.01)
                                              ----------        ---------         ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $  983,268        3,283,002         $ 0.30
                                              ==========        =========         ======

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

Allowance for Possible Loan Losses
----------------------------------
    The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for possible loan losses and recoveries on previously charged-off loans are added to the allowance.

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

    The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Company is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

    Future increases to our allowance for possible loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operations.

Deferred Taxes
--------------
    The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines that the Company is unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                              RESULTS OF OPERATIONS

           Six and Three months ended June 30, 2003 and June 30, 2002

                                    OVERVIEW

For the six months ended June 30, 2003, the Company realized a 31.6% increase in net income to $2.5 million or $0.78 per basic share, from $1.9 million or $0.61 per basic share for the same period the prior year. For the three months ended June 30, 2003, the Company realized a 32.2% increase in net income over the same period last year. Net income for the three months ended June 30, 2003 was $1.3 million or $0.39 per basic share, compared to $983 thousand or $0.31 per basic share for the same period the prior year. Total assets grew to $416.5 million at June 30, 2003 from $384.9 million at year-end, a $31.6 million increase. The Company's net loans grew from a year-end total of $192.4 million to $196.5 million at June 30, 2003. Deposits also increased from $328.9 million at December 31, 2002 to $353.7 million at June 30, 2003. The growth in these areas is a reflection of First Washington's continued penetration of its target markets.

RESULTS OF OPERATIONS

Interest Income. Total interest income rose to $10.2 million for the six months ended June 30, 2003 as compared to $9.9 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, total interest income rose slightly to $5.1 million as compared to $5.0 million for the same period in 2002. This is a reflection of a decline in the average yield on interest earning assets of 88 basis points for the six months and 83 basis points for the three months ended June 30, 2003, compared to the prior year periods, combined with increases in earning assets of $58.9 million and $56.1 for the same six and three month periods, respectively. The greatest decrease in yield for both the six month and three month period was in the securities portfolio, due to the volume of calls and the repricing of variable rate securities with longer rate resets. This decline in yield reflects declines in market interest rates over the past two years. The decline in yield on other asset classes are in line with general market rate declines over that same period. The largest average balance increase was in taxable securities, which increased by $28.2 million for the six months ended June 30, 2003 compared to the prior year period and $25.4 million for the three months ended June 30, 2003 compared to the prior year period.

Interest Expense. The Company's interest expense for the first six months of 2003 decreased $364 thousand to $3.1 million from $3.4 million for the first six months of 2002. For the three months ended June 30, 2003, interest expense was $1.5 million as compared to $1.7 million for the three months ended June 30, 2002. While the average cost of interest bearing liabilities for the six month period declined 68 basis points over the prior year period, the volume of average interest bearing liabilities increased $49.6 million. Similar results were noted for the three-month periods ended June 30, 2003 and 2002, with the average cost of interest bearing liabilities declining 67 basis points and average balance of interest bearing liabilities increasing $46.4 million. In both the six month and three month time periods, time deposits had the greatest volume increase, increasing $32.0 million and $30.4 million, respectively. The rate paid on these liabilities also declined significantly, by 99 and 92 basis points for the six and three months periods ending June 30, 2003, respectively, compared to the prior year periods. While the decline in the rate paid on time deposits had the greatest effect on the overall cost of funds, due to the volume of time deposits, FHLB advances experienced an even greater rate decline of 146 and 165 basis points for the six and three month periods ending June 30, 2003, respectively, compared to the prior year period. These rate declines reflect longer-term time deposits and FHLB advances maturing and being replaced with funds at with current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the six months ended June 30, 2003 was $7.7 million, an increase of $675 thousand over net interest income of $7.0 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 20 basis points to 3.74% for the six months ended June 30, 2003 from 3.94% for the same period in 2002, while the net yield on interest-earning assets decreased by 34 basis points to 4.11% for the six months ended June 30, 2003 from 4.45% for the six months ended June 30, 2002. For the three months ended June 30, 2003, net interest income, on a tax equivalent basis was $3.9 million, an increase of $356 thousand over net interest income of $3.6 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 15 basis points to 3.81% for the three months ended June 30, 2003 from 3.96% for the same period in 2002, while the net yield on interest-earning assets decreased by 29 basis points to 4.16% for the three months ended June 30, 2003 from 4.45% for the three months ended June 30, 2002. The decrease in yield in both periods is primarily the result of the decline in yield on the taxable securities and tax-exempt securities portfolios due to the declining interest rate environment.

The following tables presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2003 and 2002 and the three months ended June 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.


                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                            For the Six Months Ended
                                   (unaudited)


                                                                       June 30,                                June 30,
                                                  ----------------------------------------  ----------------------------------------
                                                                        2003                                    2002
                                                  ----------------------------------------  ----------------------------------------
                                                                                  Average                                   Average
                                                                     Interest      Rates                       Interest      Rates
                                                     Average         Income /     Earned /      Average        Income /     Earned /
                                                     Balance         Expense       Paid         Balance        Expense        Paid
                                                  -------------    -----------   ---------  -------------     ----------    --------
Assets:
Interest earning assets:
   Loans                                            191,351,673      6,973,178     7.29%      179,848,175      6,957,314      7.74%
   Taxable Securities                               103,518,343      2,030,447     3.92%       75,311,087      1,886,149      5.01%
   Tax Exempt  Securities                            60,209,615      1,615,575     5.37%       48,314,585      1,486,114      6.15%
   Fed Funds Sold                                    17,890,702        109,243     1.22%       10,582,237         88,304      1.67%
                                                  -------------    -----------     ----     -------------    -----------      ----
Total Interest Earning Assets                       372,970,333     10,728,443     5.75%      314,056,084     10,417,881      6.63%

Non-Interest Earning Assets                          26,050,760                                21,563,954
Allowance for possible loan losses                   (2,831,303)                               (2,248,189)
                                                  -------------                             -------------

    Total Assets                                  $ 396,189,790                             $ 333,371,849
                                                  =============                             =============


Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                                   $  42,162,292    $   151,752     0.72%    $  35,055,586    $   176,702      1.01%
   Savings                                           41,211,394        138,995     0.67%       38,853,304        192,339      0.99%
   Money Market deposits                             15,296,974         53,798     0.70%       17,548,675         84,967      0.97%
   Time deposits                                    180,178,585      2,523,642     2.80%      148,197,985      2,809,650      3.79%
   FHLB advances                                      8,389,503        164,079     3.91%        5,000,000        134,275      5.37%
   Other borrowed money                             16,905,690          28,638     0.34%        9,858,730         27,089      0.55%
                                                  -------------    -----------     ----     -------------    -----------      ----
Total Interest Bearing Liabilities                  304,144,438      3,060,904     2.01%      254,514,280      3,425,022      2.69%

Non-Interest Bearing Liabilities:
Demand deposits                                      58,427,404                                52,444,571
Other liabilities                                     2,251,460                                 1,388,523
                                                  -------------                             -------------
    Total Non-Interest Bearing Liabilities           60,678,864                                53,833,094

Stockholders' equity                                 31,366,488                                25,024,475
                                                  -------------                             -------------

Total Liabilities and Stockholders' Equity        $ 396,189,790                             $ 333,371,849
                                                  =============                             =============

Net Interest Differential                                                          3.74%                                      3.94%
Net Yield on Interest-Earning Assets                                               4.11%                                      4.45%
Net interest income                                                $ 7,667,539                               $ 6,992,859
                                                                   ===========                               ===========

                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                           For the Three Months Ended
                                   (unaudited)


                                                                       June 30,                                June 30,
                                                  ----------------------------------------  ----------------------------------------
                                                                        2003                                    2002
                                                  ----------------------------------------  ----------------------------------------
                                                                                  Average                                   Average
                                                                     Interest      Rates                       Interest      Rates
                                                     Average         Income /     Earned /      Average        Income /     Earned /
                                                     Balance         Expense       Paid         Balance        Expense        Paid
                                                  -------------    -----------   ---------  -------------     ----------    --------
Assets:
Interest earning assets:
   Loans                                            192,721,426      3,536,840     7.34%      179,667,838      3,471,412      7.73%
   Taxable Securities                               106,417,112        995,706     3.74%       81,005,607      1,006,025      4.97%
   Tax Exempt  Securities                            62,685,875        843,569     5.38%       50,378,740        764,831      6.07%
   Fed Funds Sold                                    16,829,120         51,591     1.23%       11,490,062         47,373      1.65%
                                                  -------------    -----------     ----     -------------    -----------      ----
Total Interest Earning Assets                       378,653,533      5,427,706     5.73%      322,542,247      5,289,641      6.56%

Non-Interest Earning Assets                          26,908,703                                21,988,075
Allowance for possible loan losses                   (2,867,786)                               (2,266,473)
                                                  -------------                             -------------

    Total Assets                                  $ 402,694,450                             $ 342,263,849
                                                  =============                             =============


Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                                    $ 42,733,798    $    73,458     0.69%    $  36,457,334    $    95,726      1.05%
   Savings                                           42,121,212         65,320     0.62%       39,295,358        101,862      1.04%
   Money Market deposits                             14,340,930         24,505     0.68%       17,159,990         45,864      1.07%
   Time deposits                                    183,976,581      1,226,560     2.67%      153,560,910      1,378,802      3.59%
   FHLB advances                                      8,653,846         82,388     3.81%        5,000,000         68,263      5.46%
   Other borrowed money                              16,639,055         14,489     0.35%       10,622,800         14,044      0.53%
                                                  -------------    -----------     ----     -------------    -----------      ----
Total Interest Bearing Liabilities                  308,465,422      1,486,720     1.93%      262,096,392      1,704,561      2.60%

Non-Interest Bearing Liabilities:
Demand deposits                                      59,933,853                                53,299,050
Other liabilities                                     2,344,181                                 1,442,545
                                                  -------------                             -------------
    Total Non-Interest Bearing Liabilities           62,278,034                                54,741,595

Stockholders' equity                                 31,950,994                                25,425,862
                                                  -------------                             -------------

Total Liabilities and Stockholders' Equity        $ 402,694,450                             $ 342,263,849
                                                  =============                             =============

Net Interest Differential                                                          3.81%                                      3.96%
Net Yield on Interest-Earning Assets                                               4.16%                                      4.45%
Net interest income                                                $ 3,940,986                               $ 3,585,080
                                                                   ===========                               ===========

Provision for Loan Losses. The provision for possible loan losses for the six months ended June 30, 2003 was $180 thousand compared to the $160 thousand provision for the same period last year. For the three months ended June 30, 2003, the provision for possible loan losses was $60 thousand compared to $100 thousand for the same period last year. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a significant increase of $765 thousand, or 87.3%, to $1.6 million for the first six months of 2003 from $876 thousand for the first six months of 2002. For the three months ended June 30, 2003 total non-interest income increased to $733 thousand from $442 thousand for the same period. The increases for both periods consist primarily of a $301 thousand and $86 thousand increase in net gain on the sale of investment securities in the six and three month periods, respectively, and a $283 thousand and $145 thousand increase in income on sold mortgages in the six and three month periods, respectively. These sold mortgages represent loans secured by one to four family residences originated for resale, and the increased income reflects the continued strong market for residential mortgage originations. The Bank continues to capitalize on a low interest rate market by both selling securities at a premium and generating fee income through mortgage refinancing activity.

Non-Interest Expense. Total non-interest expense for the six months ended June 30, 2003 was $5.3 million, an increase of $663 thousand from the same period last year. For the three months ended June 30, 2003, non-interest expense was $2.7 million as compared to $2.3 million for the same period in 2002. Salaries and employee benefits accounted for $417 thousand and $214 thousand of the increase in the six and three month periods, respectively, followed by increases of $180 thousand and $140 thousand in other non-interest expense for the six months and three months ended, respectively. The increases in salaries and benefits are a reflection of the addition of our Plumsted branch in June of 2002, while the increases in other non-interest expense are due primarily to a new phone system being implemented as well as the construction of our Marlboro office.

Income Taxes. Our effective income tax rate for the first six months of 2003 was 24.0% as compared to 23.0% for the year ended December 31, 2002. The effective income tax rate for the three months ended June 30, 2003 was 23.5%.

                               FINANCIAL CONDITION

                 June 30, 2003 as compared to December 31, 2002

Total assets increased to $416.5 million at June 30, 2003, a $31.6 million increase from total assets of $384.9 million at December 31, 2002. Increases at June 30, 2003 compared to year-end 2002 were primarily concentrated in investment securities ($11.9 million), followed by a $7.1 million increase in federal funds sold and a $6.6 million increase in mortgage-backed securities. These increases in assets were funded primarily by increases in time deposits of $20.2 million and smaller increases in other deposit products.

Net loans at June 30, 2003 increased $4.1 million to $196.5 million from year-end 2002. The major portfolio change was in commercial and industrial loans, which increased $9.3 million, offset by decreases of $3.6 million and $3.0 million in residential real estate and installment loans, respectively.

The following schedule presents the components of loans for each period presented:

                                                    June 30, 2003              December 31, 2002
                                             ------------------------     ------------------------
                                                 Amount         Pct          Amount          Pct
                                             -------------     -----      -------------     -----
Commercial and industrial                    $  44,569,944      22.4%     $  35,304,580      18.1%
Commercial RE properties                       104,978,320      52.7%       105,453,902      54.1%
Residential RE properties                       15,045,546       7.6%        18,688,651       9.6%
Consumer                                         2,984,455       1.5%         2,465,457       1.3%
Installment                                     17,600,234       8.8%        20,620,494      10.6%
Home equity                                     14,051,521       7.0%        12,383,118       6.3%
                                             -------------     -----      -------------     -----
Gross loans                                    199,230,020     100.0%       194,916,202     100.0%
                                                               =====                        =====
Plus:  Net deferred fees                           182,496                      205,723
                                             -------------                -------------
Total loans                                    199,412,516                  195,121,925
Less:  Allowance for possible loan losses       (2,907,417)                  (2,757,874)
                                             -------------                -------------
Net loans                                    $ 196,505,099                $ 192,364,051
                                             =============                =============

Federal funds sold increased significantly to $12.1 million at June 30, 2003 from $5.0 million at June 30, 2002. This increase of $7.1 million is a reflection of unanticipated additional liquidity at the end of the period due to significant increases in principal pay-downs on mortgage-backed securities, called securities, and additional deposits.

The following schedule presents the components of average deposits, for each period presented.

                                                 June 30, 2003              December 31, 2002
                                        ---------------------------    -------------------------
                                           Average         Average        Average        Average
                                            Amount          Yield          Amount         Yield
                                        -------------      -------     -------------     -------
Non-interest bearing demand             $  58,427,404          -       $  54,712,159          -
Interest bearing demand                    42,162,292       0.72%         37,413,935       0.97%
Savings and money market deposits          56,508,368       0.68%         56,831,399       0.97%
Time deposits                             180,178,585       2.80%        155,165,511       3.58%
                                        -------------                  -------------

Total                                   $ 337,276,649                  $ 304,123,004
                                        =============                  =============

Total year to date average deposits increased $33.2 million or 10.9% to $337.3 million through the second quarter of 2003 from the twelve-month average of $304.1 million at December 31, 2002. The majority of the increase is in time deposits of $25.0 million, which is a reflection of marketing for consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

                                  ASSET QUALITY

At June 30, 2003, there were no non-performing assets, a decrease of $17 thousand from December 31, 2002.

The following table provides information regarding risk elements in the loan portfolio:

                                                    June 30,      December 31,
                                                      2003            2002
                                                    --------      ------------

Non-accrual loans (1)                                $    -        $ 17,157
Other Real Estate Owned                                   -               -
Non-accrual loans to total loans                       0.00%           0.01%
Non-performing assets to total assets                  0.00%           0.00%
Allowance for possible loan losses as
  a percentage of non-performing assets                  NM              NM
Allowance for possible loan losses to total loans      1.46%           1.41%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $92 thousand and $1.5 thousand at June 30, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $593 thousand to $2.9 million at June 30, 2003 from $2.3 million at June 30, 2002 and the allowance for possible loan losses as a percentage of total loans was 1.46% compared to 1.27% for the same periods. Between these periods, the economy in our market area began to slow, as it did nationally. Due to the slowing economy, we perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform. We receive financial statements from borrowers on a periodic basis, and review them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loans may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, we then make adjustments, as we deem appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the six months ended June 30, 2003 and June 30, 2002.

                                                                          Six months ended
                                                                --------------------------------
                                                                June 30, 2003      June 30, 2002
                                                                -------------      -------------
Balance at beginning of year                                     $ 2,757,874        $ 2,207,545
Provision for loan losses                                            180,000            160,000
Charge-offs                                                          (43,497)           (64,696)
Recoveries                                                            13,040             11,549
                                                                 -----------        -----------
Ending Balance                                                   $ 2,907,417        $ 2,314,398
                                                                 ===========        ===========

Ratio of net charge-offs to average loans outstanding                   0.02%              0.03%

Balance of allowances as a % of total loans at period end               1.46%              1.27%

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

Net cash provided by our operating activities declined by $449 thousand to $1.8 million for the six months ended June 30, 2003 compared to $2.2 million for the six months ended June 30, 2002. For the three months ended June 30, 2003 net cash provided by operating activities declined $410 thousand from the same period the prior year. Major changes were in other assets of $680 thousand and $510 thousand, followed by other liabilities of $486 thousand and $226 thousand, offset by a gain on the sale of investment securities of $301 thousand and $86 thousand, all for the six months and three months ended June 30, 2003 compared to the same period the prior year, respectively. The change in other assets is due primarily to a change in prepaid expenses related to the building of our newest branch in Marlboro. The change in other liabilities is due primarily to a change in deferred taxes associated with the unrealized gain or loss on securities.

Net cash used in investing activities was $22.3 million for the six months ended June 30, 2003 compared to $24.8 million for the six months ended June 30, 2002. For the three months ended June 30, 2003 compared to the six months ended June 30, 2002, net cash used in investing activities increased $1.1 million. Repayment of principal on mortgage-backed securities comprised the majority of the change with an decrease of $10.3 million, offset by a net increase in loans of $7.9 million, followed by net purchases and maturities of investment securities with a increase of $5.2 million, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Similar factors effected the three months ended June 30, 2003 compared to the same period the prior year.

Net cash provided by our financing activities was $28.7 million for the six months ended June 30, 2003 compared to $38.6 million for the same period in 2002. For the three months ended June 30, 2003 net cash provided by our financing activities was $16.6 million compared to $27.0 million for the same period in 2002. The increases of $9.9 million for the six month period and $10.4 million for the three month period consists primarily of changes in demand deposits and savings accounts.

CAPITAL RESOURCES

Total shareholders' equity increased $3.0 million to $33.2 million at June 30, 2003 from $30.2 million at year-end 2002. The increase was due to an increase in net income of $2.5 million combined with an increase in the net unrealized gain on securities available for sale of $452 thousand.

At June 30, 2003, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2003 for the Company and Bank as well as the minimum regulatory requirements.

                                                                          For capital adequacy
                                                     Company Actual             purposes          To be well capitalized
                                                 ----------------------   ---------------------   ----------------------
                                                    Amount        Ratio       Amount      Ratio       Amount       Ratio
                                                 ------------    ------   ------------    -----   ------------    ------
Total Capital (to risk weighted assets)          $ 33,077,091    12.71%   $ 20,816,374    8.00%   $ 26,020,468    10.00%

Tier 1 capital (to risk weighted assets)           30,169,674    11.59%     10,408,187    4.00%     15,612,281     6.00%

Tier 1 capital (to average assets)               $ 30,169,674     7.49%   $ 16,107,778    4.00%   $ 20,134,723     5.00%

The regulatory capital of the Company is not materially different from that of the Bank.

ITEM 3 - CONTROLS AND PROCEDURES


First Washington FinancialCorp's (the Company) Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures) that the Company's disclosure controls and procedures are, as of the end of the period covered by this report, effective to ensure that information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II Other Information
-------------------------

Item 1.    Legal Proceedings
           -----------------

           The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities
           ---------------------

           Not applicable


Item 3.    Defaults Upon Served Securities
           -------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           ------------------

           Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

           (a). Exhibits

                Exhibit 31.1 - Certification of Chief Executive Officer
                               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                Exhibit 31.2 - Certification of Chief Financial Officer
                               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                Exhibit 32.0 - Certification Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002

           (b). Reports on Form 8-K

           Date of Report           Item Number
           --------------           -----------

           April 23, 2003           Item 5 - Report of first quarter earnings

           May 20, 2003             Item 5 - Report of NASDAQ application

           June 24, 2003            Item 5 - Report of NASDAQ approval

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST WASHINGTON FINANCIALCORP




Date: August 13, 2003               By: /s/ C. Herbert Schneider
                                        ------------------------

                                    C. HERBERT SCHNEIDER
                                    President & CEO





                                    By: /s/ Lewis H. Foulke, Jr.
                                        ------------------------

                                    LEWIS H. FOULKE, JR.
                                    Senior Vice President & CFO
                                    (Principal Financial and Accounting Officer)