Form 10QSB
period 2003-09-30
FIRST WASHINGTON FINANCIAL CORP
filed 2003-11-14
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant (1) is an accelerated filer (as
defined in rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes   No X
                                                                        ---  ---

As of November 12, 2003 there were 3,388,902 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

Part I.     Financial Information                                                                         Page(s)

Item 1.     Financial Statements
            Consolidated Balance Sheet- at September 30, 2003 (unaudited) and December 31, 2002           1
            Consolidated Income Statement (unaudited) - Three and nine months ended September 30,         2
             2003 and 2002
            Changes in Shareholders' Equity (unaudited) - Three and nine months ended September 30,       3
             2003
            Consolidated Statement of Cash Flows (unaudited) - Three and nine months ended                4
             September 30, 2003 and 2002
            Notes to Consolidated Financial Statements (unaudited)                                        5-8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations         9-17

Item 3.     Controls and Procedures                                                                       18

Part II.    Other Information
            Item 1.  Legal Proceedings                                                                    19
            Item 2.  Changes in Securities and Use of Proceeds                                            19
            Item 3.  Defaults Upon Senior Securities                                                      19
            Item 4.  Submission of Matters to a Vote of Security Holders                                  19
            Item 5.  Other Information                                                                    19
            Item 6.  Exhibits and Reports on Form 8-K                                                     19

                             Signature Page                                                               20

                             Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to
                                   Section 302 of the Sarbanes-Oxley Act of 2002                          21-22
                             Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to
                                   Section 302 of the Sarbanes-Oxley Act of 2002                          23-24
                             Exhibit 32.0 - Certification Pursuant to Section 906 of the
                                   Sarbanes-Oxley Act of 2002                                             25-26


                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets

                                                                                      September 30,            December 31,
                                                                                           2003                    2002
                                                                                      ------------             ------------
                                                                                       (unaudited)
ASSETS
  Cash and due from banks                                                             $ 10,604,301             $ 18,343,859
  Federal funds sold                                                                    12,000,000                5,000,000
                                                                                      ------------             ------------
    Total cash and cash equivalents                                                     22,604,301               23,343,859

  Investment securities available-for-sale                                             113,327,517               92,464,184
  Mortgage-backed securities available-for-sale                                         75,520,436               67,486,363
  Loans, net                                                                           201,552,070              192,364,051
  Premises and equipment, net                                                            5,603,435                5,753,469
  Accrued interest receivable                                                            2,171,260                2,051,137
  Other assets                                                                           3,480,107                1,435,796
                                                                                      ------------             ------------
                      Total assets                                                    $424,259,126             $384,898,859
                                                                                      ============             ============
LIABILITIES
  Deposits
     Non-interest bearing - demand                                                    $ 60,622,807             $ 63,127,490
     Interest bearing - demand                                                          47,106,486               42,661,371
     Savings and money market                                                           62,418,779               55,951,899
     Certificates of deposit, under $100,000                                           180,004,984              152,552,189
     Certificates of deposit, $100,000 and over                                         15,035,194               14,584,037
                                                                                      ------------             ------------
                      Total deposits                                                   365,188,250              328,876,986

  Securities sold under agreements to repurchase                                        16,118,811               17,251,034
  FHLB advances                                                                          8,500,000                6,500,000
  Accrued interest payable                                                                 280,098                  302,350
  Other liabilities                                                                      1,448,438                1,750,961
                                                                                      ------------             ------------
                      Total other liabilities                                           26,347,347               25,804,345

                      Total liabilities                                                391,535,597              354,681,331
                                                                                      ------------             ------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 3,227,596 and 3,220,751 issued and outstanding at September 30, 2003 and
     December 31, 2002, respectively                                                    25,670,757               25,572,063
  Retained earnings                                                                      5,830,771                2,090,905
  Accumulated other comprehensive income (loss)                                          1,222,001                2,554,560
                                                                                      ------------             ------------

                      Total shareholders' equity                                        32,723,529               30,217,528
                                                                                      ------------             ------------

                      Total liabilities and shareholders' equity                      $424,259,126             $384,898,859
                                                                                      ============             ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                        Consolidated Statements of Income
                                   (unaudited)

                                                                      For the three months ended   For the nine months ended
                                                                              September 30,               September 30,
                                                                           2003          2002          2003          2002
                                                                       -----------   -----------   -----------   -----------
INTEREST INCOME
  Loans, including fees                                                $ 3,525,459   $ 3,461,868   $10,498,637   $10,419,182
  Investment and mortgage-backed securities
     Taxable securities                                                    897,569     1,105,272     2,928,016     2,991,421
     Tax exempt securities                                                 606,592       492,431     1,656,715     1,458,404
  Federal funds sold                                                        42,511        46,887       151,754       135,191
                                                                       -----------   -----------   -----------   -----------
                      Total interest income                              5,072,131     5,106,457    15,235,122    15,004,198
                                                                       -----------   -----------   -----------   -----------
INTEREST EXPENSE
  Deposits                                                               1,349,762     1,627,076     4,217,949     4,890,735
  Borrowed funds                                                            85,881        87,009       278,598       248,373
                                                                       -----------   -----------   -----------   -----------
     Total interest expense                                              1,435,643     1,714,086     4,496,547     5,139,108
                                                                       -----------   -----------   -----------   -----------
                      Net interest income                                3,636,488     3,392,371    10,738,575     9,865,090

PROVISION FOR LOAN LOSSES                                                   60,000       120,000       240,000       280,000
                                                                       -----------   -----------   -----------   -----------
                      Net interest income after provision for losses     3,576,488     3,272,371    10,498,575     9,585,090
                                                                       -----------   -----------   -----------   -----------
NON-INTEREST INCOME
  Service fees on deposit accounts                                         336,022       303,303     1,042,583       903,431
  Other service charges and fees                                            28,230        38,533       111,106        97,638
  Net gains on sale of investment and mortgage-backed
     securities                                                                 --       157,589       301,378       157,589
  Fee income on sales of mortgages                                         311,029       148,871       774,324       328,649
  Other                                                                     89,725        29,128       176,935        65,690
                                                                       -----------   -----------   -----------   -----------
                      Total non-interest income                            765,006       677,424     2,406,326     1,552,997
                                                                       -----------   -----------   -----------   -----------
NON-INTEREST EXPENSE
  Salaries                                                               1,312,711     1,085,328     3,714,311     3,122,856
  Employee benefits                                                        263,073       227,077       792,354       703,074
  Occupancy expense                                                        264,812       290,112       836,421       795,814
  Other                                                                    916,058       797,743     2,678,469     2,380,381
                                                                       -----------   -----------   -----------   -----------
                      Total non-interest expense                         2,756,654     2,400,261     8,021,555     7,002,125
                                                                       -----------   -----------   -----------   -----------
                      Income before income tax expense                   1,584,840     1,549,534     4,883,346     4,135,962

INCOME TAX EXPENSE                                                         351,680       386,000     1,143,480     1,043,000
                                                                       -----------   -----------   -----------   -----------
                      NET INCOME                                       $ 1,233,160   $ 1,163,534   $ 3,739,866   $ 3,092,962
                                                                       ===========   ===========   ===========   ===========

PER SHARE DATA
  NET INCOME - BASIC                                                   $      0.36   $      0.35   $      1.11   $      0.92
                                                                       ===========   ===========   ===========   ===========
  NET INCOME - DILUTED                                                 $      0.34   $      0.34   $      1.05   $      0.90
                                                                       ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
            Consolidated Statement of Changes in Shareholders' Equity
                    For Nine Months Ended September 30, 2003
                                   (unaudited)

                                                            Retained      Accumulated
                                                            Earnings         Other                               Total
                                             Common       (Accumulated   Comprehensive    Comprehensive      Shareholders'
                                             Stock           deficit)     Income (loss)    Income (Loss)         Equity
                                          ------------     -----------    ------------    --------------     -------------
Balance at December 31, 2002              $ 25,572,063     $ 2,090,905     $ 2,554,560                       $ 30,217,528

  Net Income                                         -       1,246,406               -       1,246,406          1,246,406

  Other comprehensive loss, net
     of taxes                                        -               -        (386,940)       (386,940)          (386,940)
                                                                                           -----------
  Total comprehensive income (unaudited)             -               -               -     $   859,466                  -
                                                                                           ===========
Balance at March 31, 2003                 $ 25,572,063     $ 3,337,311     $ 2,167,620                       $ 31,076,994

  Net Income                                         -       1,260,300               -       1,260,300          1,260,300

  Other comprehensive income, net
     of reclassification adjustments/taxes           -               -         839,515         839,515            839,515
                                                                                           -----------
  Total comprehensive income (unaudited)             -               -               -     $ 2,099,815                  -
                                                                                           ===========
Balance at June 30, 2003                  $ 25,572,063     $ 4,597,611     $ 3,007,135                       $ 33,176,809

  Net Income                                         -       1,233,160               -       1,233,160          1,233,160

Stock options exercised (6,845 shares)          98,694                                                             98,694

  Other comprehensive loss, net
     of reclassification adjustments/taxes           -               -      (1,785,134)     (1,785,134)        (1,785,134)
                                                                                           -----------
  Total comprehensive loss (unaudited)               -               -               -     $  (551,974)                 -
                                          ------------     -----------     -----------     ===========       ------------
Balance at September 30, 2003             $ 25,670,757     $ 5,830,771     $ 1,222,001                       $ 32,723,529
                                          ============     ===========     ===========                       ============




The accompanying notes are an integral part of these statements.

                  FIRST WASHINGTON FINANCIALCORP
               Consolidated Statements of Cash Flows
                            (unaudited)

                                                                                    For the three months ended Sept 30,
                                                                                          2003               2002
                                                                                      -----------        -----------
OPERATING ACTIVITIES
  Net income                                                                          $ 1,233,160        $ 1,163,534
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                           115,318            128,306
  Provisions for loan losses                                                               60,000            120,000
  Gains on sales of investment securities                                                       -           (157,589)
  Amortization of premium on investment securities                                         83,869             45,459
  Amortization of premium on mortgage-backed securities                                   198,846             51,964
  Accretion of discount on investment securities                                          (13,555)            (1,937)
  Accretion of discount on mortgage-backed securities                                     (20,237)           (41,443)
  (Increase) decrease in accrued interest receivable                                      (41,902)            59,416
  (Increase) decrease in other assets                                                    (673,685)          (229,726)
  Increase in accrued interest payable                                                    (17,801)           (13,258)
  Increase in other liabilities                                                           137,470            141,800
                                                                                      -----------        -----------
                      Net cash provided by operating activities                         1,061,483          1,266,526
                                                                                      -----------        -----------
INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                               (19,564,981)        (3,739,309)
  Purchases of investment securities held-to maturity                                           -         (4,250,996)
  Purchases of mortgage-backed securities available-for-sale                          (15,266,502)       (16,681,148)
  Purchases of mortgage-backed securities held-to-maturity                                      -            501,250
  Proceeds from sales of investment securities available-for-sale                               -          2,389,510
  Proceeds from maturities of investment securities available-for-sale                  7,752,925          2,845,000
  Proceeds from maturities of investment securities held-to-maturity                            -          5,115,000
  Repayment of principal on investment securities available-for-sale                      110,503            147,071
  Repayment of principal on mortgage-backed securities available-for-sale              13,654,056          4,689,355
  Repayment of principal on mortgage-backed securities held-to-maturity                         -            650,288
  Net increase in loans                                                                (5,106,971)        (4,115,315)
  Purchase of premises and equipment                                                     (101,492)           (87,468)
                                                                                      -----------        -----------
                      Net cash used in investing activities                           (18,522,462)       (12,536,762)
                                                                                      -----------        -----------

FINANCING ACTIVITIES
  Issuance of common stock                                                                 98,694            110,000
  Net increase in demand deposits and savings accounts                                  3,761,221                  -
  Net increase in certificate of deposits                                               7,713,147         (6,477,285)
  Proceeds from FHLB advances                                                                   -          3,585,579
  Net Increase (decrease)  in securities sold under repurchase agreements              (2,953,976)           260,392
                                                                                      -----------        -----------
                      Net cash provided by (used in) financing activities               8,619,086         (2,521,314)
                                                                                      -----------        -----------

Net increase in cash and cash equivalents                                              (8,841,893)       (13,791,550)

Cash and cash equivalents, beginning of period                                         31,446,194         32,843,428
                                                                                      -----------        -----------

Cash and cash equivalents, end of period                                              $22,604,301        $19,051,878
                                                                                      ===========        ===========

                                RESTUBBED TABLE

                                                                                        For the nine months ended Sept 30,
                                                                                             2003                2002
                                                                                         -----------         -----------
OPERATING ACTIVITIES
  Net income                                                                             $ 3,739,866         $ 3,092,962
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                              366,272             383,887
  Provisions for loan losses                                                                 240,000             280,000
  Gains on sales of investment securities                                                   (301,378)           (157,589)
  Amortization of premium on investment securities                                           238,691             125,609
  Amortization of premium on mortgage-backed securities                                      414,941             116,567
  Accretion of discount on investment securities                                             (30,262)             (6,259)
  Accretion of discount on mortgage-backed securities                                        (57,351)           (105,014)
  (Increase) decrease in accrued interest receivable                                        (120,123)           (187,457)
  (Increase) decrease in other assets                                                     (1,524,151)           (400,640)
  Increase in accrued interest payable                                                       (22,252)            (33,292)
  Increase in other liabilities                                                             (105,152)            385,067
                                                                                         -----------         -----------
                      Net cash provided by operating activities                            2,839,101           3,493,841
                                                                                         -----------         -----------

INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                                  (57,885,588)        (19,657,734)
  Purchases of investment securities held-to maturity                                              -         (20,423,708)
  Purchases of mortgage-backed securities available-for-sale                             (41,832,027)        (29,488,723)
  Purchases of mortgage-backed securities held-to-maturity                                         -          (3,823,509)
  Proceeds from sales of investment securities available-for-sale                          5,463,905           2,389,510
  Proceeds from maturities of investment securities available-for-sale                    30,205,795           8,420,000
  Proceeds from maturities of investment securities held-to-maturity                               -          11,499,000
  Repayment of principal on investment securities available-for-sale                         492,295             597,899
  Repayment of principal on mortgage-backed securities available-for-sale                 32,343,484          12,334,786
  Repayment of principal on mortgage-backed securities held-to-maturity                            -           1,471,775
  Net increase in loans                                                                   (9,428,019)           (485,947)
  Purchase of premises and equipment                                                        (216,239)           (188,479)
                                                                                         -----------         -----------
                      Net cash used in investing activities                              (40,856,394)        (37,355,130)
                                                                                         -----------         -----------

FINANCING ACTIVITIES
  Issuance of common stock                                                                    98,694             112,850
  Net increase in demand deposits and savings accounts                                     8,407,311           5,447,794
  Net increase in certificate of deposits                                                 27,903,952          26,848,558
  Proceeds from FHLB advances                                                              2,000,000           2,000,000
  Net Increase (decrease)  in securities sold under repurchase agreements                 (1,132,222)          1,658,080
                                                                                         -----------         -----------
                      Net cash provided by (used in) financing activities                 37,277,735          36,067,282
                                                                                         -----------         -----------

Net increase in cash and cash equivalents                                                   (739,558)          2,205,993

Cash and cash equivalents, beginning of period                                            23,343,859          16,845,885
                                                                                         -----------         -----------

Cash and cash equivalents, end of period                                                 $22,604,301         $19,051,878
                                                                                         ===========         ===========


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
    Statements Nine months and Three months ended September 30, 2003 and 2002
                                  (unaudited)

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

    The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its fourteen branches in Mercer, Monmouth, and Ocean Counties, New Jersey.


    1.  Basis of Financial Statement Presentation

    The financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003 the Company adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the three and nine months ended September 30, 2003.

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

    The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At September 30, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $462 thousand and $2.4 million, respectively, $269 thousand of which were originated in the third quarter of this year. The Company's commitments under standby letters of credit expire at various dates through August 4, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at September 30, 2003 varied from 0% to 100%, and averaged 99.7%.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN 46 ("FIN 46 Interpretation"). The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, "Effective Date of FIN 46", apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 also requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 does not materially impact the Company.

    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company's current business operations, the adoption of the provisions of SFAS No. 149 did not materially impact the Company's financial condition, results of operations, or disclosures.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company's current business operations, the provisions of SFAS No. 150 did not impact the Company's financial condition, results of operations, or disclosures.

    In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

    3.  Shareholders' Equity

    On August 11, August 21 and August 29, 2003, 5,722, 700 and 423 stock options were converted to stock, respectively. On September 26, 2003, a 5% stock dividend was declared. Earnings per share for periods ending September 30, 2003 have been adjusted to reflect the stock dividend, and earnings per share for periods ending September 30, 2002 have been retroactively adjusted to reflect the stock dividend.

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

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                                       September 30, 2003
                                                             ---------------------------------------
                                                              Before tax   Before tax    Net of tax
                                                                amount       amount        amount
                                                             ------------   ---------   ------------
                                                                           (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising during period $ (1,748,713)  $ 612,050   $ (1,136,663)
  Less reclassification adjustment for gains
     realized in net income                                      (301,378)    105,482       (195,896)
                                                             ------------   ---------   ------------
Other comprehensive income (loss), net                       $ (2,050,091)  $ 717,532   $ (1,332,559)
                                                             ============   =========   ============
                                RESTUBBED TABLE
                                                                       September 30, 2002
                                                             ---------------------------------------
                                                              Before tax   Before tax    Net of tax
                                                                amount       amount        amount
                                                             ------------   ---------   ------------
                                                                           (unaudited)
Unrealized gain on securities
     Unrealized holding gains (losses) arising during period $  2,002,385   $(700,834)  $  1,301,551
  Less reclassification adjustment for gains
     realized in net income                                      (157,589)     55,156       (102,433)
                                                             ------------   ---------   ------------
Other comprehensive income (loss), net                       $  1,844,796   $(645,678)  $  1,199,118
                                                             ============   =========   ============

    5.  Stock Based Compensation

    The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to account for its stock options. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service life and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                              Three months ended September 30,   Nine months ended September 30,
                                                              --------------------------------   -------------------------------
                                                                     2003             2002             2003             2002
                                                                 -----------      -----------      -----------      -----------
    Net income, as reported                                      $ 1,233,160      $ 1,163,537      $ 3,739,867      $ 3,092,961
    Less: Stock-based compensation costs determined
            under fair value based method for all awards              (1,000)         (12,000)        (619,000)        (171,000)
                                                                 -----------      -----------      -----------      -----------
    Pro forma net income                                         $ 1,232,160      $ 1,151,537      $ 3,120,867      $ 2,921,961
                                                                 ===========      ===========      ===========      ===========

    Earnings per share - Basic                      As Reported  $      0.36      $      0.35      $      1.11      $      0.92
                                                    Proforma     $      0.36      $      0.34      $      0.92      $      0.87

    Earnings per share - Diluted                    As Reported  $      0.34      $      0.34      $      1.05      $      0.90
                                                    Proforma     $      0.34      $      0.34      $      0.88      $      0.85

    The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.90% and 3.89% in 2002 and 2003, respectively, expected weighted volatility of 45.22%, cash dividend yield of 0%, and an expected life of 10 years and 7 years for 2002 and 2003, respectively.

    The proforma net income for the nine months ended was significantly impacted by the issuance of options to the Board of Directors and Officers that are immediately vested. Because there is no vesting period for these options, the full potential financial impact is shown in this period.

NOTE B - EARNINGS PER SHARE


    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                             For the nine months ended September 30, 2003
                                             --------------------------------------------
                                                Income          Shares         Per Share
                                             (numerator)     (denominator)       Amount
                                             -----------     -------------     ----------
Basic EPS
  Income available to common stockholders    $3,739,870        3,383,049          $ 1.11

Effect of dilutive securities
  Options                                             -          169,290           (0.05)
                                             ----------       ----------          ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                $3,739,870        3,552,339          $ 1.05
                                             ==========       ==========          ======


                                             For the nine months ended September 30, 2003
                                             --------------------------------------------
                                                Income          Shares         Per Share
                                             (numerator)     (denominator)       Amount
                                             -----------     -------------     ----------
Basic EPS
  Income available to common stockholders    $3,092,962        3,346,022          $ 0.92

Effect of dilutive securities
  Options                                             -           74,602           (0.02)
                                             ----------       ----------          ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                $3,092,962        3,420,624          $ 0.90
                                             ==========       ==========          ======

                                             For the nine months ended September 30, 2003
                                             --------------------------------------------
                                                Income          Shares         Per Share
                                             (numerator)     (denominator)       Amount
                                             -----------     -------------     ----------
Basic EPS
  Income available to common stockholders    $1,233,164        3,385,528          $ 0.36

Effect of dilutive securities
  Options                                             -          233,189           (0.02)
                                             ----------       ----------          ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                $1,233,164        3,618,717          $ 0.34
                                             ==========       ==========          ======

                                             For the nine months ended September 30, 2003
                                             --------------------------------------------
                                                Income          Shares         Per Share
                                             (numerator)     (denominator)       Amount
                                             -----------     -------------     ----------
Basic EPS
  Income available to common stockholders    $1,163,537        3,359,596          $ 0.35

Effect of dilutive securities
  Options                                             -           73,588           (0.01)
                                             ----------       ----------          ------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                $1,163,537        3,433,184          $ 0.34
                                             ==========       ==========          ======


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

                              RESULTS OF OPERATIONS

      Nine and Three months ended September 30, 2003 and September 30, 2002

                                    OVERVIEW

For the nine months ended September 30, 2003, the Company realized a 19.4% increase in net income to $3.7 million or $1.11 per basic share, from $3.1 million or $0.92 per basic share for the same period the prior year. For the three months ended September 30, 2003, the Company realized a 5.9% increase in net income over the same period last year. Net income for the three months ended September 30, 2003 increased $69 thousand to $1.2 million or $0.36 per basic share, compared to $1.2 million or $0.35 per basic share for the same period the prior year. Total assets grew to $424.3 million at September 30, 2003 from $384.9 million at year-end, a $39.4 million increase. The Company's net loans grew from a year-end total of $192.4 million to $201.6 million at September 30, 2003. Deposits also increased from $328.9 million at December 31, 2002 to $365.2 million at September 30, 2003. The growth in these areas is a reflection of First Washington's continued penetration of its target markets which is expected to continue with the addition of the Marlboro and Hamilton Marketplace offices that opened in October 2003 and with the Ewing office that is opening in November 2003 and the Mercer Mall office which is scheduled to open in the second quarter of 2004.

RESULTS OF OPERATIONS

Interest Income. Total interest income rose slightly to $15.2 million for the nine months ended September 30, 2003 as compared to $15.0 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, total interest income remained relatively constant at $5.1 million. Interest income reflects the decline in the average yield on interest earning assets of 91 basis points for the nine months and 95 basis points for the three months ended September 30, 2003, compared to the prior year periods, combined with increases in average earning assets of $59.7 million and $60.9 for the same nine and three month periods, respectively. This decline in yield reflects declines in market interest rates over the past two years, causing acceleration of prepayments of higher yielding investments, as well as, loans prepaid or refinanced to current market rates of interest. The greatest decrease in yield for both the nine month and three month period was in the securities portfolio, due to the volume of calls and the repricing of variable rate securities with longer rate resets during a declining rate environment. The decline in yield on other asset classes are in line with general market rate declines over that same period. The largest average balance increase was in taxable securities, which increased by $23.7 million for the nine months ended September 30, 2003 compared to the prior year period. The largest average balance increase for the three months ended September 30, 2003 compared to the prior year period was $20.5 million in tax-exempt securities.

Interest Expense. The Company's interest expense for the first nine months of 2003 decreased $642 thousand to $4.5 million from $5.1 million for the first nine months of 2002. For the three months ended September 30, 2003, interest expense was $1.4 million as compared to $1.7 million for the three months ended September 30, 2002. While the average cost of interest bearing liabilities for the nine-month period declined 70 basis points over the prior year period, the volume of average interest bearing liabilities increased $50.5 million. Similar results were noted for the three-month periods ended September 30, 2003 and 2002, with the average cost of interest bearing liabilities declining 74 basis points and average balance of interest bearing liabilities increasing $52.2 million. In both the nine-month and three month time periods, time deposits had the greatest volume increase, increasing $32.4 million and $33.3 million, respectively. The rate paid on these liabilities also declined significantly, by 97 and 94 basis points for the nine and three months periods ending September 30, 2003, respectively, compared to the prior year periods. The decline in the cost of interest bearing liabilities reflects the continued low rate environment during both the three and nine month periods. While the decline in the rate paid on time deposits had the greatest effect on the overall cost of funds, due to the volume of time deposits, FHLB advances experienced an even greater rate decline of 169 and 215 basis points for the nine and three month periods ending September 30, 2003, respectively, compared to the prior year period. These rate declines reflect longer-term time deposits and FHLB advances maturing and being replaced with funds at with current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2003 was $11.6 million, an increase of $981 thousand over net interest income of $10.7 million for the same period the prior year. For the three months ended September 30, 2003, net interest income, on a tax equivalent basis was $4.0 million, an increase of $305 thousand over net interest income of $3.7 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 21 basis points for both the nine-month and three-month periods. The net interest margin for the nine months ended September 30, 2003 was 3.71% as compared to 3.92% for the same period in 2002. The net interest margin for the three months ended September 30, 2003 was 3.67% as compared to 3.88% for the same period in 2002. The net yield on interest-earning assets decreased by 35 basis points to 4.07% for the nine months ended September 30, 2003 from 4.42% for the same period in 2002, while the net yield on interest-earning assets decreased by 36 basis points to 3.99% for the three months ended September 30, 2003 from 4.35% for the same period in 2002. The decrease in yield in both periods is primarily the result of the decline in yield on the taxable securities and tax-exempt securities portfolios due to the declining interest rate environment.

The following tables presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                            For the Nine Months Ended
                                   (unaudited)

                                                            September 30,                             September 30,
                                           ----------------------------------------  ----------------------------------------
                                                                 2003                                     2002
                                           ----------------------------------------  ----------------------------------------
                                                                           Average                                  Average
                                                              Interest       Rates                     Interest      Rates
                                              Average         Income /      Earned /    Average         Income /    Earned /
                                              Balance         Expense        Paid       Balance         Expense       Paid
                                           -------------     -----------    -------   -------------   ------------   -------
Assets:
Interest earning assets:
   Loans                                     193,575,065      10,498,637     7.23%     179,540,086     10,419,182     7.74%
   Taxable Securities                        105,377,893       2,928,016     3.70%      81,660,204      2,991,421     4.88%
   Tax Exempt  Securities                     64,590,266       2,548,792     5.26%      49,506,427      2,243,699     6.04%
   Fed Funds Sold                             17,491,996         151,754     1.16%      10,630,000        135,191     1.70%
                                           -------------     -----------    ------   -------------   ------------    ------
Total Interest Earning Assets                381,035,220      16,127,199     5.64%     321,336,717     15,789,493     6.55%

Non-Interest Earning Assets                   27,780,595                                22,254,837
Allowance for possible loan losses            (2,837,459)                               (2,282,671)
                                           -------------                             -------------
    Total Assets                           $ 405,978,356                             $ 341,308,883
                                           =============                             =============

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                             $ 43,300,818       $ 212,001     0.65%   $  36,447,787   $    275,987     1.01%
   Savings                                    42,638,303         192,664     0.60%      39,546,144        296,155     1.00%
   Money Market deposits                      15,408,417          74,525     0.64%      17,218,697        128,192     0.99%
   Time deposits                             184,251,003       3,738,759     2.71%     151,830,466      4,190,400     3.68%
   FHLB advances                               8,437,729         237,425     3.75%       5,029,304        205,375     5.44%
   Other borrowed money                       17,043,440          41,173     0.32%      10,542,216         42,999     0.54%
                                           -------------     -----------    ------   -------------   ------------    ------
Total Interest Bearing Liabilities           311,079,710       4,496,547     1.93%     260,614,614      5,139,108     2.63%

Non-Interest Bearing Liabilities:
Demand deposits                               60,857,841                                53,415,348
Other liabilities                              2,276,463                                 1,531,546
                                           -------------                             -------------
    Total Non-Interest Bearing Liabilities    63,134,304                                54,946,894

Stockholders' equity                          31,764,342                                25,747,375
                                           -------------                             -------------

Total Liabilities and Stockholders' Equity  $405,978,356                             $ 341,308,883
                                           =============                             =============
Net Interest Differential                                                    3.71%                                    3.92%
Net Yield on Interest-Earning Assets                                         4.07%                                    4.42%
Net interest income                                          $11,630,652                             $ 10,650,385
                                                             ===========                             ============

                         FIRST WASHINGTON FINANCIALCORP
                        Comparative Average Balance Sheet
                           For the Three Months Ended
                                   (unaudited)




                                                             September 30,                            September 30,
                                             --------------------------------------  ----------------------------------------
                                                                 2003                                    2002
                                             --------------------------------------  ----------------------------------------
                                                                            Average                                  Average
                                                               Interest      Rates                      Interest      Rates
                                                Average        Income /     Earned /     Average        Income /     Earned /
                                                Balance         Expense      Paid        Balance         Expense       Paid
                                             ------------    -----------    -------- -------------    -----------    --------
Assets:
Interest earning assets:
   Loans                                      197,949,346      3,525,459     7.12%     179,296,790      3,461,868     7.72%
   Taxable Securities                         109,949,589        897,569     3.27%      94,176,555      1,105,272     4.69%
   Tax Exempt  Securities                      72,295,485        933,216     5.16%      51,842,502        757,584     5.85%
   Fed Funds Sold                              16,707,587         42,511     1.02%      10,704,908         46,888     1.75%
                                             ------------    -----------    ------   -------------    -----------    ------
Total Interest Earning Assets                 396,902,007      5,398,755     5.44%     336,020,755      5,371,612     6.39%

Non-Interest Earning Assets                    31,224,692                               23,274,671
Allowance for possible loan losses             (2,849,569)                              (2,350,900)
                                             ------------                            -------------
    Total Assets                             $425,277,130                            $ 356,944,526
                                             ============                            =============

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
   NOW accounts                              $ 45,540,744    $    60,249     0.53%   $  39,187,190    $    99,285     1.01%
   Savings                                     45,445,591         53,670     0.47%      40,902,148        103,816     1.02%
   Money Market deposits                       15,627,667         20,727     0.53%      16,573,334         43,226     1.04%
   Time deposits                              192,315,109      1,215,117     2.53%     158,995,331      1,380,751     3.47%
   FHLB advances                                8,532,609         73,345     3.44%       5,088,889         71,101     5.59%
   Other borrowed money                        17,314,446         12,536     0.29%     11,889,405          15,909     0.54%
                                             ------------    -----------    ------   -------------    -----------    ------
Total Interest Bearing Liabilities            324,776,165      1,435,644     1.77%     272,636,297      1,714,088     2.51%

Non-Interest Bearing Liabilities:
Demand deposits                                65,589,892                               55,317,889
Other liabilities                               2,363,995                                1,814,754
                                             ------------                            -------------
    Total Non-Interest Bearing Liabilities     67,953,887                               57,132,643

Stockholders' equity                           32,547,078                               27,175,586
                                             ------------                            -------------

Total Liabilities and Stockholders' Equity   $425,277,130                            $ 356,944,526
                                             ============                            =============
Net Interest Differential                                                    3.67%                                    3.88%
Net Yield on Interest-Earning Assets                                         3.99%                                    4.35%
Net interest income                                          $ 3,963,111                              $ 3,657,524
                                                             ===========                              ===========

Provision for Loan Losses. The provision for possible loan losses for the nine months ended September 30, 2003 was $240 thousand compared to the $280 thousand provision for the same period last year. For the three months ended June 30, 2003, the provision for possible loan losses was $60 thousand compared to $120 thousand for the same period last year. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a significant increase of $853 thousand, or 54.9%, to $2.4 million for the first nine months of 2003 from $1.6 million for the first nine months of 2002. For the three months ended September 30, 2003 total non-interest income increased to $765 thousand from $677 thousand for the prior year. The increase for the nine months ended September 30, 2003 as compared to the same period in 2002, is primarily comprised of an increase of $445 thousand in fee income on the sale of mortgages. The increase for the three months ended September 30, 2003 as compared to the same period in 2002 consisted of an increase of $162 thousand in fee income on the sale of mortgages, offset by a decrease of $158 thousand in net gains on the sales of securities. These sold mortgages represent loans secured by one to four family residences originated for resale, and the increased income reflects the continued strong market for residential mortgage originations during a period of historically low mortgage interest rates. The Company continues to capitalize on a low interest rate market by generating fee income through mortgage refinancing activity.

Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2003 was $8.0 million, an increase of $1.0 million from the same period last year. For the three months ended September 30, 2003, non-interest expense was $2.8 million as compared to $2.4 million for the same period in 2002. Salaries and employee benefits accounted for $592 thousand and $228 thousand of the increase in the nine and three month periods, respectively, followed by increases of $298 thousand and $118 thousand in other non-interest expense for the nine months and three months ended, respectively. The increases in salaries and benefits are a reflection of the addition of our Marlboro, Hamilton Marketplace and Ewing offices, while the increases in other non-interest expense are due primarily to loan origination expense, which is a reflection of the volume of residential mortgage refinancings.

Income Taxes. Our effective income tax rate for the first nine months of 2003 was 23.4% as compared to 23.0% for the year ended December 31, 2002. The effective income tax rate for the three months ended September 30, 2003 was 22.2%.

                               FINANCIAL CONDITION

               September 30, 2003 as compared to December 31, 2002

Total assets increased to $424.3 million at September 30, 2003, a $39.4 million increase from total assets of $384.9 million at December 31, 2002. Increases at September 30, 2003 compared to year-end 2002 were primarily concentrated in investment securities with an increase of $20.9 million, followed by a $9.2 million increase in net loans and an $8.0 million increase in mortgage-backed securities. These increases in assets were funded primarily by increases in time deposits of $27.5 million and smaller increases in other deposit products.

Net loans at September 30, 2003 increased $9.2 million to $201.6 million from year-end 2002. The major portfolio change was in commercial and industrial loans, which increased $9.9 million, followed by home equity loans of $4.2 million offset by decreases of $4.7 million and $3.6 million in installment loans and loans secured by residential real estate, respectively.

The following schedule presents the components of loans for each period presented:

                                                 September 30, 2003              December 31, 2002
                                             ------------------------       ------------------------
                                                 Amount         Pct             Amount         Pct
                                             -------------    -------       -------------    -------
Commercial and industrial                    $  45,160,616      22.1%       $  35,304,580      18.1%
Commercial RE properties                       107,998,552      52.9%         105,453,902      54.1%
Residential RE properties                       15,140,375       7.4%          18,688,651       9.6%
Consumer                                         3,321,277       1.6%           2,465,457       1.3%
Installment                                     15,937,445       7.8%          20,620,494      10.6%
Home equity                                     16,640,928       8.0%          12,383,118       6.3%
                                             -------------    -------       -------------    -------
Gross loans                                    204,199,193     100.0%         194,916,202     100.0%
Plus:  Net deferred fees                           224,855    =======             205,723    =======
                                             -------------                  -------------
Total loans                                    204,424,048                    195,121,925
Less:  Allowance for possible loan losses       (2,871,978)                    (2,757,874)
                                             -------------                  -------------
Net loans                                    $ 201,552,070                  $ 192,364,051
                                             =============                  =============


Federal funds sold increased significantly to $12.0 million at September 30, 2003 from $5.0 million at December 31, 2002. This increase of $7.0 million is a reflection of unanticipated additional liquidity at the end of the period due to increased deposits related to quarter end transactions.

The following schedule presents the components of average deposits, for each period presented.

                                             September 30, 2003            December 31, 2002
                                         -------------------------    -------------------------
                                           Average         Average       Average        Average
                                            Amount          Yield         Amount         Yield
                                         ------------      -------    ------------      -------
Non-interest bearing demand              $ 60,857,841          -      $ 54,712,159          -
Interest bearing demand                    43,300,818       0.65%       37,413,935       0.97%
Savings and money market deposits          58,046,720       0.61%       56,831,399       0.97%
Time deposits                             184,251,003       2.71%      155,165,511       3.58%
                                         ------------                 ------------

Total                                    $346,456,382                 $304,123,004
                                         ============                 ============

Total year to date average deposits increased $42.4 million or 13.9% to $346.5 million through the third quarter of 2003 from the twelve-month average of $304.1 million at December 31, 2002. The majority of the increase is in time deposits of $29.1 million, which is a reflection of marketing for consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

                                  ASSET QUALITY

At September 30, 2003, non-performing assets increased to $29 thousand from $17 thousand at December 31, 2002.

The following table provides information regarding risk elements in the loan portfolio:

                                                   September 30,   December 31,
                                                        2003           2002
                                                   -------------   ------------
Non-accrual loans (1)                                 $ 28,900       $ 17,157
Other Real Estate Owned                                      -              -
Non-accrual loans to total loans                         0.01%          0.01%
Non-performing assets to total assets                    0.01%          0.00%
Allowance for possible loan losses as
  a percentage of non-performing assets                     NM             NM
Allowance for possible loan losses to total loans        1.40%          1.41%

(1) Excludes loans past due 90 days or more and still accruing interest with principal balances of approximately $275 thousand and $1.5 thousand at September 30, 2003 and December 31, 2002, respectively.


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $558 thousand to $2.9 million at September 30, 2003 from $2.3 million at September 30, 2002 and the allowance for possible loan losses as a percentage of total loans was 1.40% compared to 1.32% for the same periods. Between these periods, the economy in our market area began to slow, as it did nationally. Due to the slowing economy, management perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform. Management receives financial statements from borrowers on a periodic basis, and reviews them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loans may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, management then make adjustments, as deemed appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended September 30, 2003 and September 30, 2002.

                                                                            Nine months ended
                                                             -------------------------------------------
                                                              September 30, 2003      September 30, 2002
                                                             -------------------      ------------------
Balance at beginning of year                                         $ 2,757,874             $ 2,207,545
Provision for loan losses                                                240,000                 280,000
Charge-offs                                                             (139,358)                (79,157)
Recoveries                                                                13,462                  11,549
                                                             -------------------      ------------------
Ending Balance                                                       $ 2,871,978             $ 2,419,937
                                                             ===================      ==================

Ratio of net charge-offs to average loans outstanding                      0.06%                   0.04%

Balance of allowances as a % of total loans at period end                  1.40%                   1.32%

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

Net cash provided by our operating activities declined by $655 thousand to $2.8 million for the nine months ended September 30, 2003 compared to $3.5 million for the nine months ended September 30, 2002. Major changes were in other assets of $1.1 million, followed by other liabilities of $490 thousand, offset by a gain on the sale of investment securities of $298 thousand for the nine months ended September 30, 2003 compared to the same period the prior year. For the three months ended September 30, 2003 net cash provided by operating activities declined $206 thousand from the same period the prior year. The majority of the changes were in other assets of $444 thousand, followed by accrued interest receivable of $101 thousand, offset by gains on sales of investment securities of $158 thousand and amortization of premium on mortgage-backed securities of $147 thousand, for the three month period ended September 30, 2003 compared to the same period the prior year. The change in other assets is due primarily to a change in prepaid expenses related to the building of our Marlboro, Hamilton Marketplace and Ewing offices. The change in other liabilities is due primarily to a change in deferred taxes associated with the unrealized gain or loss on securities.

Net cash used in investing activities was $40.9 million for the nine months ended September 30, 2003 compared to $37.4 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, net cash used in investing activities increased $6.0 million. Purchases of investment securities comprised the majority of the change with an increase of $17.8 million, followed by an increase of $8.9 million in loans, offset by repayment of principal on mortgage-backed securities of $18.5 million, followed by proceeds from maturities on investment securities of $10.3 million, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Similar effects were seen in the change for the three months ended September 30, 2003 compared to the same period the prior year.

Net cash provided by our financing activities was $37.3 million for the nine months ended September 30, 2003 compared to $36.1 million for the same period in 2002. For the three months ended September 30, 2003 net cash provided by our financing activities was $8.6 million compared to ($2.5) million for the same period in 2002. The increase of $1.3 million for the nine-month period consists primarily of changes in demand deposits and savings accounts. The increase of $11.1 million for the three-month period was due primarily to an increase of $14.2 million in certificates of deposits.

CAPITAL RESOURCES

Total shareholders' equity increased $2.5 million to $32.7 million at September 30, 2003 from $30.2 million at year-end 2002. The increase was due to an increase in net income of $3.7 million combined with an increase of $99 thousand in common stock, offset by a decrease $1.3 million in net unrealized gain on securities available for sale.

At September 30, 2003, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2003 for the Company and Bank as well as the minimum regulatory requirements.
The regulatory capital of the Company is not materially different from that of the Bank.

                                                                    For capital adequacy
                                                  Actual                   purposes          To be well capitalized
                                          ---------------------     ---------------------    ----------------------
                                            Amount       Ratio        Amount       Ratio        Amount       Ratio
                                          ------------  -------     ------------  -------    ------------   -------
Total Capital (to risk weighted assets)   $ 34,373,505   12.54%     $ 21,935,140    8.00%    $ 27,418,925   10.00%

Tier 1 capital (to risk weighted assets)    31,501,527   11.49%       10,967,570    4.00%      16,451,355    6.00%

Tier 1 capital (to average assets)        $ 31,501,527    7.41%     $ 17,011,085    4.00%    $ 21,263,857    5.00%

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

         July 15, 2003        Item 5 - Report of second quarter earnings

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST WASHINGTON FINANCIALCORP




Date:  November 13, 2003           By:/s/ C. Herbert Schneider
                                      ------------------------

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