Form 10KSB
period 2003-12-30
FIRST WASHINGTON FINANCIAL CORP
filed 2004-03-26
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-KSB

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________________ to _________________

                         Commission file number 0-32949
                                                -------

                         FIRST WASHINGTON FINANCIALCORP
             (Exact name of Registrant as Specified in Its Charter)

                     New Jersey                                            52-2150671
------------------------------------------------                  -------------------------------
(State or other jurisdiction of incorporation or                    (I.R.S. Employer
organization)                                                       Identification Number)

U.S. Route 130 and Main Street, Windsor, NJ           08561               (609) 426-1000
------------------------------------------------  --------------  -------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

For the fiscal year ended December 31, 2003, the issuer had total revenues of $23.38 million.

The aggregate market value of the voting stock held by non-affiliates of the issuers as of February 26, 2004, was $40,102,211. The number of shares of the issuer's Common Stock, no par value, outstanding as of December 31, 2003 was 3,388,902.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                        10-KSB Item                     Document Incorporated
                        -----------                     ---------------------
Item 9.       Directors and Executive Officers       Proxy Statement for 2004 Annual
              of the Company; Compliance with        Meeting of Shareholders to be
              Section 16(a) of the Exchange Act      filed no later than April 28,
                                                     2004.

Item 10.      Executive Compensation                 Proxy Statement for 2004 Annual
                                                     Meeting of Shareholders to be filed
                                                     no later than April 28, 2004.

Item 11.      Security Ownership of Certain          Proxy Statement for 2004 Annual
              Beneficial Owners and Management       Meeting of Shareholders to be
                                                     filed no later than April 28,
                                                     2004.

Item 12.      Certain Relationships and              Proxy Statement for 2004 Annual
              Related Transactions                   Meeting of Shareholders to be
                                                     filed no later than April 28,
                                                     2004.

                                     PART I
                                     ------

ITEM 1 - Description of Business

General

     First Washington FinancialCorp is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended and incorporated under the laws of the State of New Jersey. We are the holding company for First Washington State Bank; a New Jersey state chartered commercial bank. The bank is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Mercer, Monmouth and Ocean Counties in New Jersey. The bank operates through its main office located in Windsor, New Jersey, and fourteen branch offices located in the Borough of Allentown, the Townships of East Windsor, Ewing, Freehold (2), Hamilton (2), Jackson, Lakewood (2), Marlboro, Plumsted, West Windsor and Whiting, New Jersey.

     The bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the bank are subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, Securities and Exchange Commission and the New Jersey Department of Banking and Insurance. The principal executive offices of the bank are located at U.S. Route 130 & Main Street, Windsor, New Jersey 08561, and the telephone number is (609) 426-1000.

     In 2003, the new Internet version of the commercial account access system "ExecuBanc" was rolled out and the consumer version is expected to be up and running by the first half of 2004. We will continue to evaluate new branch site locations as they become available. We continue to evaluate new products and services to meet the needs of our customers, while continuing to fit within the objective of the Bank's Strategic Plan. Our vision for the bank is to continue to serve our local communities by providing customers with quick response and access to senior bank officers and decision-makers, while also offering new and innovative products and services. Since opening in 1989, First Washington State Bank has provided a consistent level of service in a warm, friendly environment with convenient products.

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

Service Area

     Our service area primarily consists of Mercer, Monmouth and Ocean Counties in New Jersey, although we make loans throughout New Jersey. We operate through our main office in Windsor, New Jersey, and fourteen branch offices located in the Borough of Allentown, the Townships of East Windsor, Ewing, Freehold (2), Hamilton (2), Jackson, Lakewood (2), Marlboro, Plumsted, West Windsor and Whiting, New Jersey.

Competition

     We operate in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than we do. Many large financial institutions compete for business in our service area. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act") permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry. Certain of our competitors have significantly higher lending limits than we do and provide services to their customers, which we do not offer. In addition, we are subject to various state laws, most of which are designed to protect consumers in financial transactions, which certain of our competitors, such as national banks, are not subject to. See "Supervision and Regulation."

     We believe that we are able to compete favorably with our competitors because we provide responsive personalized services through management's knowledge and awareness of our service area, customers and businesses.

Employees

     At December 31, 2003, we employed 163 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

Bank Holding Company Regulation

     As a bank holding company registered under the Bank Holding Company Act, the company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The company is required to file with the Federal Reserve, annual reports and other information regarding its business operations and those of its subsidiaries.

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

Capital Adequacy Guidelines for Bank Holding Companies

     The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance-sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance-sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting, and loans secured by deposits in the Bank which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

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

Bank Regulation

     As a New Jersey State-chartered commercial bank, First Washington State Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, we are subject to the regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

     Insurance of Deposits. Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. We were not assessed a premium for 2003.

     In addition, we pay assessments used to repay a portion of the amounts owed on bonds issued by the Federal Financing Corporation to help pay for the thrift bailout of the early 1980s. This payment, equal to .0146% of assessed deposits, is in addition to the deposit insurance premiums discussed above, if any. In 2003 we were assessed $51,488 for these repayments.

     Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. These guidelines are substantially similar to the Federal Reserve guidelines discussed above.

     In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2003, the bank's ratio of total capital to risk-weighted assets was 13.00%. Our Tier I capital to risk-weighted assets was 11.93%, and our Tier I capital to average assets was 7.53%.

     Dividends. The bank may pay cash dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the bank may not pay a cash dividend unless, following the payment, the bank's capital stock will be unimpaired and the bank will have a surplus of no less than 50% of the bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the bank cannot pay cash dividends in such amounts as would reduce the bank's capital below regulatory imposed minimums.

     New Jersey Home Ownership Security Act. Non-interest income has become an increasingly important component of our net income, and gains on the sale of mortgages has become an increasingly important part of our non-interest income. On November 27, 2003, the New Jersey Home Ownership Security Act (the "Home Act") became effective. Although the Home Act is primarily designed to regulate the "subprime" lending market, the Home Act may impact all residential mortgage lending within the State of New Jersey and, in particular, refinancing transactions. Although we do not generally seek to originate "subprime" loans (i.e., loans to borrowers whose credit ratings have some defects and which generally involve higher rates and fees), our mortgage origination business may still be negatively impacted by the Home Act to the extent that it affects the willingness of secondary market purchasers to buy loans secured by New Jersey properties and/or the price these investors are willing to pay for such loans. As the Home Act has only recently gone into effect, Management is not yet able to assess the impact of the Home Act on our mortgage business. Our investors in our residential mortgage portfolio have so far responded in various ways, from requiring additional documentation to refusing to purchase non-agency cash out refinances. Under regulations adopted by the Comptroller of the Currency, national banks and their subsidiaries operating in New Jersey are not required to comply with the Home Act, which may give them an advantage in the mortgage market.

ITEM 2 - Description of Property

     The bank owns its main office in Windsor, New Jersey, and its branch offices in Allentown, West Windsor, Lakewood, Hamilton Square and Marlboro, New Jersey. There are no outstanding mortgages on any of those properties. In addition, the bank leases its branch offices in Freehold (two offices), Lakewood, Jackson, Whiting, East Windsor, Plumsted, Hamilton and Ewing, New Jersey, and its operations center in Windsor, New Jersey. The following table sets forth certain information regarding the bank's properties:

                                                                  LEASED OR            DATE OF LEASE
                               LOCATION                             OWNED                EXPIRATION
              -------------------------------------------------------------------------------------------
              U.S. Route 130 and Main Street                        Owned                   N/A
              Windsor, New Jersey

              20 North Main Street                                  Owned                   N/A
              Allentown, New Jersey

              774 Alexander Road                                    Owned                   N/A
              West Windsor, New Jersey

              Raintree Town Center                                 Leased                  07/12
              Route 537
              Freehold, New Jersey

              4301 Applewood Drive                                 Leased                  11/04
              Freehold, New Jersey

              Route 9 and Kennedy Boulevard                        Leased                  09/06
              Lakewood, New Jersey

              2275 West County Line Road                           Leased                  09/06
              Jackson, New Jersey

              500 Route 530                                        Leased                  01/09
              Whiting, New Jersey

              304 Princeton-Hightstown Road                        Leased                  04/14
              East Windsor, New Jersey

              205 East Kennedy Boulevard                            Owned                   N/A
              Lakewood, New Jersey

              2460 Whitehorse-Hamilton Square Road                  Owned                   N/A
              Hamilton Square, New Jersey

              100 North Main Street                                Leased                  03/08
              Windsor, New Jersey

              605 Route 539                                        Leased                  05/05
              Cream Ridge, New Jersey

              2 Ryan Road Plaza                                     Owned                   N/A
              Marlboro, New Jersey

                                                                  LEASED OR            DATE OF LEASE
                               LOCATION                             OWNED                EXPIRATION
              -------------------------------------------------------------------------------------------

              130 Marketplace Boulevard                            Leased                  10/08
              Hamilton, New Jersey

              1740 Olden Avenue                                    Leased                  11/08
              Ewing, New Jersey


ITEM 3 - Legal Proceedings

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


ITEM 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5 - Market for Common Equity and Related Shareholder Matters

     As of June 25, 2003 our common stock began trading on the Nasdaq SmallCap market under the symbol "FWFC". Prior to that our common stock was traded on the over-the-counter market and listed on the OTC Bulletin Board under the same symbol.

     The following table shows the high and low bid price for the common stock on the Nasdaq SmallCap market for the period from June 30, 2003, and the OTC Bulletin Board for the prior one and a half years. High and low bid prices reported on the OTC Bulletin Board and Nasdaq Small-Cap reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The high and low bid prices shown below have been restated to reflect the stock dividends discussed below.

                                      2003
                                      ----
                         High                     Low
                         ----                     ---
1st Quarter              14.29                   13.33
2nd Quarter              19.05                   14.14
3rd Quarter              25.71                   19.05
4th Quarter              25.00                   20.62

                                      2002
                                      ----
                         High                     Low
                         ----                     ---
1st Quarter              14.43                   11.65
2nd Quarter              16.50                   13.40
3rd Quarter              16.50                   11.75
4th Quarter              12.99                   11.26

     The company has historically not paid cash dividends, but has declared annual stock dividends or stock splits. The market prices above are adjusted to account for (i) a 10 percent stock dividend paid on October 25, 2002 and (ii) a 5 percent stock dividend paid on October 24, 2003.

     As of December 31, 2003, the company had 565 shareholders of record.

ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation


OVERVIEW

     We are the holding company for First Washington State Bank. The bank was founded in 1989 with the goal of providing high quality products and superior, personal customer service to individuals and businesses in the markets surrounding our office locations. Since we opened our first office in Windsor, New Jersey in December 1989, we have sought new locations with communities underserved by the state's larger financial institutions. Our strategy of providing local, community based financial products and services, has led us to grow to fifteen offices, with our three newest offices opening in 2003. We will continue to seek new locations in markets with a strong consumer and small business community. We believe we can meet the needs of these customers more efficiently and effectively than large, multi-state institutions, while maintaining our excellent history of credit quality and producing a return for our shareholders. We also believe that the consolidation of financial institutions within our New Jersey market place will continue to provide us with opportunities to acquire customers who are not adequately served.

     For the year ended December 31, 2003, we recognized net income of $4.76 million or $1.40 per share compared to net income of $4.15 million, or $1.24 per share for the year ended December 31, 2002. At December 31, 2003, our total assets reached $446.12 million, an increase of 15.90% over total assets at December 31, 2002, our investment securities totaled $207.04 million, an increase of 29.44% over investment securities at December 31, 2002, net loans increased by 6.24% to $204.36 million over net loans at December 31, 2003, and our deposits totaled $385.03 million, an increase of 17.07% over total deposits at December 31, 2002.

     Our growth has continued both in our existing markets and through our three new office locations in Marlboro, Hamilton and Ewing, New Jersey, which opened in the fourth quarter of 2003.


CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

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

Allowance for Loan Losses
     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged-off loans are added to the allowance.

     Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan loses in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 does not have a material impact on the Company's financial position or results of operations.

     Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operations.

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

RESULTS OF OPERATIONS:  Year Ended December 31, 2003

     Our results of operations depend primarily on net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on deposits and funds borrowed to support those assets. Net interest margin is a function of the difference between the weighted average rate received on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net income is also affected by the amount of non-interest income (primarily service fees on deposit accounts and gains on the sale of mortgage loans) and operating expenses.

Net Income. For the year ended December 31, 2003, we recognized net income of $4.76 million, an increase of $608 thousand from income of $4.15 million for the year ended December 31, 2002. The increase in reported net income is attributable to increases of $1.12 million in net interest income and an increase of $642 thousand in non-interest income and a decrease of $300 thousand in the provision for loan losses. These net additions to income were partially offset by an increase of $1.35 million in non-interest expense.

Interest Income. Total interest income increased $228 thousand, or 1.13%, to $20.44 million for the year ended December 31, 2003 from $20.22 million in 2002. This increase in interest income is primarily due to an increase in our average balance of earning assets, substantially offset by declining market rates. Average balances increased by $38.66 million for investment securities, and $15.45 million for loans. The largest decline in average yield was on the taxable investment portfolio, with a 112 basis point decline from 4.78% to 3.66%. The average yield on the tax exempt securities portfolio declined 62 basis points from 5.87% to 5.25%, followed by a decrease in average yield on the loan portfolio from 7.73% to 7.13% and a 55 basis point decrease in the average yield on federal funds sold from 1.69% in 2002 to 1.14% in 2003, all reflecting lower market rates of interest. The more pronounced decrease in yield on the taxable securities portfolio is a reflection of accelerated prepayment speeds on mortgage-backed securities, coupled with a higher than normal volume of called securities, most of which were replaced with securities with lower market rates of interest.

Interest Expense. Our interest expense for the year ended December 31, 2003 decreased $892 thousand, or 13.08%, to $5.93 million from $6.82 million for 2002. The decrease in interest expense reflects a continued decline in market rates as well as the repricing of longer-term certificates of deposits to current market interest rates. This is evidenced by the 95 basis point decline in the average rate paid on time deposits from 3.58% in 2002 to 2.63% in 2003. The drop in rate paid was partially offset by a $33.42 million increase in average time deposits. While not a significant part of interest bearing liabilities, FHLB advances had the greatest decline in average rate paid of 153 basis points, as some longer-term advances matured, which enabled us to capitalize on current market rates.

     While the overall composition of the interest bearing liability portfolio changed very little over the past year, the more notable changes in the portfolio were in money market deposits, with a decline in average balances of 1.60% and savings deposits with a decline in average balances of 1.02%, offset by an increase in average balances of 1.33% in time deposits.

Net-Interest Income. As a result of the changes discussed above, net interest income increased by $1.12 million or 8.35%, to $14.52 million for the year ended December 31, 2003 over net interest income of $13.40 million for 2002. The net interest margin declined for the year ended December 31, 2003 to 4.06% from 4.40% for the year ended December 31, 2002. This decline in net interest margin is a product of the decline in spread between long and short-term rates.

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




                                                          FIRST WASHINGTON FINANCIALCORP
                                                             Average Balance Sheet
                                                             (dollars in thousands)


                                                      December 31,                         December 31,
                                           ---------------------------------    --------------------------------
                                                         2003                                 2002
                                           ---------------------------------    --------------------------------
                                                                    Average                             Average
                                                         Interest    Rates                   Interest    Rates
                                             Average     Income /   Earned /     Average     Income /   Earned /
                                             Balance     Expense     Paid        Balance     Expense     Paid
                                           ----------  ----------  ---------   ----------- ----------  --------
Assets:
Interest earning assets:
   Deposits with other banks               $       -    $      -     0.00%     $       -    $      -     0.00%
   Loans (1)                                 196,220      13,997     7.13%       180,771      13,973     7.73%
   Taxable securities                        108,326       3,965     3.66%        85,763       4,103     4.78%
   Tax exempt  securities (2)                 67,605       3,546     5.25%        51,508       3,025     5.87%
   Fed funds sold                             15,564         177     1.14%        10,319         174     1.69%
                                           ---------     -------     ----       --------     -------     ----
Total interest earning assets                387,715      21,685     5.59%       328,361      21,275     6.48%

Non-interest earning assets                   27,054                              23,178
Allowance for loan losses                     (2,851)                             (2,328)
                                           ---------                            --------
   Total assets                            $ 411,918                            $349,211
                                           =========                            ========

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
   NOW accounts                            $  43,991    $    265     0.60%     $  37,414    $    362     0.97%
   Savings                                    43,556         240     0.55%        39,432         385     0.98%
   Money market deposits                      15,580          91     0.58%        17,399         169     0.97%
   Time deposits                             188,580       4,962     2.63%       155,166       5,555     3.58%
   FHLB advances                               8,811         323     3.67%         5,479         285     5.20%
   Other borrowed money                       15,593          45     0.29%        11,480          61     0.53%
                                           ---------     -------     ----       --------     -------     ----
Total interest bearing liabilities           316,111       5,926     1.87%       266,370       6,817     2.56%

Non-interest bearing liabilities:
Demand deposits                               61,576                              54,712
Other liabilities                              2,104                               1,679
                                           ---------                            --------
   Total non-interest bearing liabilitie      63,680                              56,391

Shareholders' equity                          32,127                              26,450
                                           ---------                            --------

Total liabilities and shareholders'
   equity                                  $ 411,918                           $ 349,211
                                           =========                           =========

Net interest differential                                            3.72%                               3.92%
Net yield on interest earning assets                                 4.06%                               4.40%
Net interest income                                     $ 15,759                            $ 14,458
                                                        ========                            ========


(1) Average loans include non-accrual loans, which were $114 thousand, $17 thousand and $150 thousand at December 31, 2003, 2002 and 2001, respectively. Loan fees of $649 thousand, $484 thousand and $432 thousand for the years ended December 31, 2003, 2002 and 2001, respectively, are included in interest income.

(2) The indicated interest income and average yields are presented on a taxable equivalent basis, utilizing an effective tax rate of 35%. The taxable equivalent adjustments included above are $1.24 million, $1.06 million and $855 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

[STUBBED]

                                                FIRST WASHINGTON FINANCIALCORP
                                                     Average Balance Sheet
                                                    (dollars in thousands)


                                                          December 31,
                                               ---------------------------------
                                                             2001
                                               ---------------------------------

                                                                       Average
                                                           Interest     Rates
                                                Average    Income /    Earned /
                                                Balance    Expense      Paid
                                              -----------  ---------  ---------
Assets:
Interest earning assets:
   Deposits with other banks                   $     395    $     26     6.58%
   Loans (1)                                     169,188      14,206     8.40%
   Taxable securities                             64,880       3,819     5.89%
   Tax exempt  securities (2)                     36,488       2,444     6.70%
   Fed funds sold                                 10,332         391     3.78%
                                               ---------     -------     ----
Total interest earning assets                    281,283      20,886     7.43%

Non-interest earning assets                       19,830
Allowance for loan losses                         (1,913)
                                               ---------
   Total assets                                $ 299,200
                                               =========

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
   NOW accounts                                $  25,428    $    451     1.77%
   Savings                                        34,190         686     2.01%
   Money market deposits                          16,258         337     2.07%
   Time deposits                                 143,272       7,623     5.32%
   FHLB advances                                   4,563         260     5.70%
   Other borrowed money                            8,002         225     2.81%
                                               ---------     -------     ----
Total interest bearing liabilities               231,713       9,582     4.14%

Non-interest bearing liabilities:
Demand deposits                                   45,753
Other liabilities                                  1,221
                                               ---------
   Total non-interest bearing liabilitie          46,974

Shareholders' equity                              20,513
                                               ---------

Total liabilities and shareholders'
   equity                                      $ 299,200
                                               =========

Net interest differential                                                3.29%
Net yield on interest earning assets                                     4.02%
Net interest income                                         $ 11,304
                                                            ========


(1) Average loans include non-accrual loans, which were $114 thousand, $17 thousand and $150 thousand at December 31, 2003, 2002 and 2001, respectively. Loan fees of $649 thousand, $484 thousand and $432 thousand for the years ended December 31, 2003, 2002 and 2001, respectively, are included in interest income.

(2) The indicated interest income and average yields are presented on a taxable equivalent basis, utilizing an effective tax rate of 35%. The taxable equivalent adjustments included above are $1.24 million, $1.06 million and $855 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

The following tables present, by category, the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.


                                              Year ended December 31, 2003 vs. December 31, 2002
                                                    Increase (Decrease) Due to Change in:
                                                    -------------------------------------
                                           ---------------      --------------      -------------
                                              Average              Average
                                               Volume                Rate                Net
                                           ---------------      --------------      -------------
                                                                (in thousands)
Interest Income:
Due from banks                               $      -             $      -             $     -
Loans                                             248                 (224)                 24
Taxable investment securities                  (1,290)               1,152                (138)
Tax exempt securities                             792                 (271)                521
Federal funds sold                                  9                   (6)                  3
                                             --------             --------             -------

Total interest income                            (241)                 651                 410

Interest Expense:
Interest-bearing demand deposits                   85                 (182)                (97)
Savings and money market deposits                  22                 (244)               (222)
Time deposits                                   2,570               (3,163)               (593)
Repurchase agreements                              56                  (73)                (17)
FHLB advances                                      74                  (36)                 38
                                             --------             --------             -------

Total interest expense                          2,807               (3,698)               (891)
                                             --------             --------             -------
Net interest income                          $ (3,048)            $  4,349             $ 1,301
                                             ========             ========             =======


                                              Year ended December 31, 2002 vs. December 31, 2001
                                                     Increase (Decrease) Due to Change in:
                                                     -------------------------------------
                                             ---------          --------------        ----------
                                              Average              Average
                                               Volume               Rate                 Net
                                             ---------          --------------        ----------
                                                                (in thousands)
Interest Income:
Due from banks                                  $ (13)            $    (13)              $ (26)
Loans                                           1,454               (1,687)               (233)
Taxable investment securities                     679                 (395)                284
Tax exempt securities                             830                 (248)                582
Federal funds sold                                 (0)                (217)               (217)
                                              -------             --------             -------

Total interest income                           2,950               (2,560)                390

Interest Expense:
Interest-bearing demand deposits               (2,525)               2,436                 (89)
Savings and money market deposits                 116                 (585)               (469)
Time deposits                                     703               (2,771)             (2,068)
Repurchase agreements                             190                 (353)               (163)
FHLB advances                                      44                  (19)                 25
                                              -------             --------             -------

Total interest expense                         (1,472)              (1,292)             (2,764)
                                              -------             --------             -------

Net interest income                           $ 4,422             $ (1,268)            $ 3,154
                                              =======             ========             =======

Provision for Loan Losses. For the year ended December 31, 2003, we recognized a provision for loan losses of $300 thousand, a decrease of $300 thousand over the provision of $600 thousand for the prior year. While the amount added to the provision for loan losses is significantly lower than last year, the provision reflects managements' view of the inherent risks in the portfolio. Our provision for loan losses maintained the reserve at a level management believes appropriate in light of our lending activities, the quality of our loan portfolio, historical experience, volume and type of lending conducted by us, the status of past due and non-performing loans, the general economic conditions of our lending area and other factors affecting collectability of our loan portfolio. We had net charge-offs of $128 thousand for the year ended December 31, 2003 compared to $49 thousand for the year ended December 31, 2002. Our non-performing assets increased to $673 thousand at year-end 2003 from $17 thousand at year-end 2002, with the addition of two OREO (other real estate owned) properties, which are currently under contract of sale. We also experienced an increase in our level of classified loans at year-end December 31, 2003 to $1.91 million, from $1.45 million at year-end December 31, 2002. While our management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements. The ratio of our allowance for loan losses to total loans was 1.41% at both year-end 2003 and 2002.

Non-Interest Income. Total non-interest income, composed primarily of service charge income, increased 27.98% or $642 thousand to $2.94 million at December 31, 2003 from $2.30 million at December 31, 2002. This change resulted from increases of $258 thousand in income on mortgages sold from year-end 2002 to year-end 2003, $177 thousand in net gains on sale of investment and mortgage-backed securities and $148 thousand in service fees on deposit accounts for the same periods. While the continued low market interest rates enabled us to achieve the fee income on mortgages sold, the Bank's strategy of selling the majority of its residential mortgages in the secondary market reduced the interest rate risk associated with making these long term fixed rate loans in the current low rate environment. This also affords the Bank the ability to have greater liquidity when needed to make other types of loans or investments.

Non-Interest Expense. Our non-interest expense increased $1.35 million, or 13.89% for 2003 over non-interest expense for 2002. The majority of this increase was seen in the salaries and benefits category of $931 thousand, as we added three new branches this year and personnel to staff them. Both retail and commercial lending staff, as well as back office staff were also added to enable the continued growth of the bank and to provide staffing for enhanced products and services.

     Other non-interest expense increased $409 thousand due in part to an increase of $86 thousand in loan origination and servicing expense because of increased residential mortgage and commercial loan volume. This was followed by increases of $73 thousand in stationery and supplies associated with the three new branches added this year, deposit and check losses of $50 thousand and charitable contributions of $49 thousand. As we continue to grow and enhance customer service, we incurred an expense of $42 thousand to upgrade our telephone system. We also had increased insurance expense of $41 thousand.

Income Taxes. Our effective income tax rate for 2003 was 21.7%, 23.0% for 2002 and 17.9% for 2001. Our effective income tax rate was positively affected by the large amount of tax-exempt interest income during all periods. The tax-exempt income reduced our effective rate by 16.9% in the year 2003, 12.4% in 2002 and 17.5% in 2001.

                               FINANCIAL CONDITION


At December 31, 2003, our total assets were $446.12 million compared to $384.90 million at December 31, 2002, an increase of 15.90%. The largest increase was in investment securities, $31.34 million from 2002 to 2003. Smaller increases were seen in the mortgage-backed securities portfolio, $15.75 million and the net loan portfolio, $12.00 million year over year. Deposits at December 31, 2003 were $385.03 million, an increase of $56.15 million or 17.07% from $328.88 million at December 31, 2002. This increase was comprised mainly of an increase of $45.21 million in retail certificates of deposit under $100,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $692 thousand from year-end 2002 to year-end 2003, from $23.34 million at December 31, 2002 to $22.65 million at December 31, 2003. Cash and due from banks decreased $5.4 million from December 31, 2002 to December 31, 2003, offset by an increase of $4.7 million in federal funds sold. Cash and cash equivalents was affected by unanticipated liquidity at both year-ends.

Loan Portfolio. At December 31, 2003, our net loan portfolio increased by $12.00 million to $204.36 million from $192.36 million at year-end 2002. The increase was primarily concentrated in commercial and industrial loans, with an increase of $12.45 million. Home equity loans increased by $4.43 million, offset by a decrease in installment loans of $5.66 million, from December 31, 2002 to December 31, 2003. The change from installment loans to home equity loans reflects a shift from closed-ended fixed rate retail mortgage products to open-ended variable rate retail mortgage products.

The following schedule presents the components of loans for each period presented (dollars in thousands):


                                                                December 31,
                                 -----------------------------------------------------------------------
                                           2003                     2002                     2001
                                 ---------------------     ---------------------    --------------------
                                    Amount       Pct          Amount      Pct         Amount       Pct
                                 ----------   --------     -----------  --------    -----------  -------
Commercial and industrial        $  47,753      23.1%       $  35,305     18.1%      $  30,663     16.9%
Commercial RE properties           108,921      52.6%         105,454     54.1%         94,710     52.1%
Residential RE properties           15,035       7.3%          18,689      9.6%         17,814      9.8%
Consumer                             3,646       1.8%           2,465      1.3%          2,602      1.4%
Installment                         14,958       7.2%          20,620     10.6%         20,076     11.0%
Home equity                         16,817       8.0%          12,383      6.3%         16,050      8.8%
                                 ---------     ------       ---------    ------      ---------    ------
Gross loans                        207,130     100.0%         194,916    100.0%        181,915    100.0%
                                               ======                    ======                   ======
Plus:  Net deferred costs              165                        206                      239
                                 ---------                  ---------                ---------
Total loans                        207,295                    195,122                  182,154
Less:  Allowance for loan
   losses                           (2,930)                    (2,758)                  (2,207)
                                 ---------                  ---------                ---------
Net loans                        $ 204,365                  $ 192,364                $ 179,947
                                 =========                  =========                =========


                                                   December 31,
                                  ---------------------------------------------
                                          2000                     1999
                                  --------------------    ---------------------
                                    Amount      Pct          Amount       Pct
                                  ----------  --------    -----------  --------

Commercial and industrial         $  25,118     16.2%      $  24,559     18.0%
Commercial RE properties             77,067     49.9%         65,613     48.0%
Residential RE properties            12,665      8.2%         12,366      9.0%
Consumer                              2,451      1.6%          1,946      1.4%
Installment                          19,967     12.9%         18,178     13.3%
Home equity                          17,255     11.2%         14,121     10.3%
                                 ---------     ------      ---------    ------
Gross loans                         154,523    100.0%        136,783    100.0%
                                               ======                   ======
Plus:  Net deferred costs               202                      222
                                  ---------                ---------
Total loans                         154,725                  137,005
Less:  Allowance for loan losses     (1,865)                  (1,637)
                                  ---------                ---------
Net loans                         $ 152,860                $ 135,368
                                  =========                =========

The following table sets forth, in terms of interest rate sensitivity, certain components of our loan portfolio as well as our fixed and adjustable rate loans within that portfolio at December 31, 2003.


                              Within 1 Year     1 to 5 Years    After 5 Years      Total
                              -------------     ------------    -------------      -----
                                                    (in thousands)
Commercial                       $ 53,399         $ 81,382       $ 21,893       $ 156,674
                                 ========         ========       ========       =========

Fixed rate loans                 $    767         $  6,917       $ 16,352       $  24,036
Variable rate loans                52,632           74,465          5,541         132,638
                                 --------         --------       --------       ---------

  Total (1)                      $ 53,399         $ 81,382       $ 21,893       $ 156,674
                                 ========         ========       ========       =========

(1) Includes commercial and industrial and commercial real estate loans only.


Our loan portfolio consists primarily of loans secured by real estate and, to a lesser extent, commercial and industrial loans and consumer loans. Our loans are made primarily to businesses and individuals located in our New Jersey trade area. We have not made loans to borrowers outside the United States. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rates and selective marketing have enabled us to gain market entry to local loans. Mergers and reorganizations by larger banks competing with us have also contributed to our efforts to attract borrowers.

Real estate loans consist of loans secured by commercial and residential real properties. The largest segment of our portfolio is commercial real estate loans. These loans are secured by mortgages on real estate and assignments of rents and leases and are generally secured by the personal guarantees of the principals. These loans are generally on multi-tenanted commercial properties. Loans for greater than $600 thousand require Board approval. We believe that this segment of the loan market, i.e. for loans with an original principal balance of less than $1 million secured by commercial real estate, receives the least attention from the large regional and money center banks serving the New Jersey market. Risks affecting this segment of our portfolio generally involve commercial real estate valuations.

The second largest component of our loan portfolio is commercial and industrial loans. These loans include commercial lines of credit, term loans, and our Small Business Administration ("SBA") guaranteed loans, which constitute approximately 20% of the commercial loan segment of our portfolio. Under the SBA program, the SBA guarantees up to 85% of the loan. From time to time, we sell the guaranteed portion of the loan into the secondary market, and retain the unguaranteed portion for our portfolio. Commercial loans are generally secured by non-real estate assets of the business, and we also generally receive the personal guarantees of the principals. These loans generally have maturities of five (5) years or less. Commercial loans greater than $200 thousand must be approved by our Board of Directors. Occasionally, commercial loans are secured by real estate. Loans meeting these collateral standards must be approved by our Board of Directors if they involve credit exposures over $300 thousand. Risks inherent in these loans involve the success of the business of the borrower, which may be impacted both by the borrower's business model and general economic conditions in the market served by the borrower.

Our installment loan portfolio consists primarily of loans secured by a first or second lien on residential real estate. These loans are generally fixed rate, fixed term loans with maturities of five (5) to fifteen (15) years. The proceeds of these loans may be used for either personal or business uses. Installment loans for original balances in excess of $200 thousand must be approved by our Board of Directors. Risks inherent in these loans include both general economic conditions, which may impact the borrowers' ability to repay, and real estate values, which will impact the value of collateral supporting the loan.

The home equity loan segment of our portfolio is made up of variable rate loans secured primarily by first and second mortgages on residential real estate. Loans in this portfolio generally have terms of twenty (20) years. As with installment loans, home equity loans for amounts in excess of $200 thousand must be approved by our Board of Directors.

Our portfolio also contains a limited number of loans secured by residential real estate. Although the bank seeks to originate these loans as part of its marketing strategy, the majority of these loans are sold to secondary market investors and are not kept in the portfolio. The loans that are held in our portfolio generally have fixed rates and maturities of ten (10) to fifteen (15) years. Included within this portfolio are a limited number of residential construction loans, which are made only with end financing in place. These loans are generally secured by a first lien on a residential property. These loans must be approved by our Board of Directors if their exposure is greater than $500 thousand.

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

At December 31, 2003, our non-performing assets increased $656 thousand from December 31, 2003, reflecting the addition of two new other real estate owned
(OREO) properties and an increase in our total non-accrual loans of $97 thousand to $114 thousand from $17 thousand at December 31, 2002. Both OREO properties are under contracts for sale. We had other real estate owned of $559 thousand at December 31, 2003, and no OREO at December 31, 2002.

The following table sets forth information concerning our non-performing assets as of the dates indicated:

                                                                         December 31,
                                                ------------------------------------------------------------------
                                                   2003         2002         2001           2000          1999
                                                ----------  -----------  ------------  ------------- -------------
                                                                        (in thousands)
Non-accrual loans (1)                            $    114   $       17    $    150       $    266    $        7
Other real estate owned                               559            -         188              -             -
                                                 --------   ----------    --------       --------    ----------
  Total non-performing assets (1)                $    673   $       17    $    338       $    266    $        7
                                                 ========   ==========    ========       ========    ==========
Non-accrual loans to total loans                    0.06%        0.01%       0.08%          0.17%         0.01%
Non-performing assets to total assets               0.32%        0.00%       0.11%          0.10%         0.00%
Allowance for loan losses as a percentage
  of non-performing assets                        435.44%    16074.48%     653.12%        700.02%     26645.79%
Allowance for loan losses to total loans            1.41%        1.41%       1.21%          1.21%         1.19%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $1.5 thousand, $124 thousand and $0.5 thousand at December 31, 2002, 2000 and 1999, respectively. There were no loans past due 90 days or more and still accruing for the other periods presented here.

If the above-described non-accruing loans had been current, our interest income would have increased by $7 thousand; $1 thousand and $28 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. At the dates indicated in the table above, there was no concentration of loans to one borrower exceeding 10% of our total loans and we had no foreign loans in either period.

At December 31, 2003, we had loans with outstanding balances of $1.91 million where known information caused management to have doubts as to the ability of the borrowers to comply with their present loan repayment terms and which are not disclosed above. These are primarily loans secured by commercial real estate that have been classified by management and are being monitored on an ongoing basis.

Allowance for Loan Losses. We attempt to maintain an allowance for loan losses at a sufficient level to provide for losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery within the same year as the charge-off is credited to the allowance.

Risks within the loan portfolio are analyzed on a continuous basis by the company's officers, the company's loan review officer, the company's outside, independent auditing firm, bank regulators and by our Directors' Loan Review Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. We segregate the loan portfolio for loan loss purposes into segments based upon the underlying collateral. We provide for a general allowance for losses inherent in the portfolio by the collateral categories. General loss percentages are calculated based upon historical analyses as well as estimates of the inherent losses which may exist as of the evaluation date but are not quantifiable at that time. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; migration trends in the portfolio; trends in volume and portfolio mix; new credit products; and peer group comparisons.

Specific allowances are provided in the event that the specific analysis on each classified loan indicates that the probable loss would be in excess of the general percentage allocation. In determining a specific loss allocation, we also take into account local, statewide and national economic performance, but only to the extent such economic conditions actually impact the financial health of the borrower. If economic conditions produce deterioration in a borrower's cash flow or income statements, those factors are taken into account in setting the specific reserves, along with other factors management may deem appropriate. The provision for loan loss is adjusted to bring the allowance for loan losses to the required level as determined above. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

In setting the allowance for loan losses, we take into account environmental factors only to the extent they affect individual borrowers. For example, the allowance for loan losses increased by $172 thousand for the year ended 2003 from the year ended 2002. Between these periods, the economy in our market area continued to remain slow, as it did nationally. Due to the lack of growth in the economy, we perceived deterioration in the financial standing and cash flow strengths of certain borrowers, although their loans continue to perform. We receive financial statements from borrowers on a periodic basis, and review them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loan may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors, but impacting particularized borrowers, and the existing level of our allowance, we then make adjustments as we deem appropriate.

Our allowance for loan losses totaled $2.93 million and $2.76 million at December 31, 2003 and December 31, 2002, respectively.

The following is a summary of the reconciliation of the allowance for loan losses for the five (5) years ended December 31, 2003.


                                                         Year ended December 31,
                                           2003        2002        2001       2000        1999
                                        ---------   ---------   ---------  ---------   ---------
                                                              (in thousands)
Balance at beginning of period           $ 2,758     $ 2,207     $ 1,865    $ 1,637     $ 1,466
CHARGE-OFFS:
Real estate                                  121          37          18          -          29
Installment                                   19          50          31         27          10
Commercial                                     6          11         177          -           -
                                         -------     -------     -------    -------     -------
  Total charge-offs                          146          98         226         27          39

RECOVERIES:
Real estate                                   14          20          25          -           -
Installment                                    2          11           8          -           -
Commercial                                     2          18           -          -           -
                                         -------     -------     -------    -------     -------
  Total recoveries                            18          49          33          -           -
                                         -------     -------     -------    -------     -------
Net charge-offs                              128          49         193         27          39
Provision charged to expense                 300         600         535        255         210
                                         -------     -------     -------    -------     -------
Balance of allowance at end of period    $ 2,930     $ 2,758     $ 2,207    $ 1,865     $ 1,637
                                         =======     =======     =======    =======     =======


Ratio of net charge-offs to average
  loans outstanding                        0.07%       0.03%       0.11%      0.02%       0.03%
Balance of allowance at period end as
  a percent of total loans at period end   1.41%       1.41%       1.21%      1.21%       1.19%

The following table sets forth, for each of our major lending areas, the amount of our allowance for loan losses attributable to such category, and the percentage of total loans presented by such category, as of the periods indicated:




                                                                           December 31,
                                ----------------------------------------------------------------------------------------------------
                                       2003                2002                 2001                2000                1999
                                ------------------  ------------------   ------------------  ------------------  -------------------
                                            % of                % of                 % of                % of                 % of
                                  Amount    Total     Amount    Total      Amount    Total     Amount    Total     Amount     Total
                                ---------  -------  ---------- -------   ---------  -------  ---------  -------  ----------  -------
                                                                        (dollars in thousands)
Balance applicable to:
Commercial and industrial        $   512      17%    $   428     16%     $   279      13%      $  289      15%    $   232       14%
Real estate:
   Non-residential properties      1,157      40%      1,089     39%         954      43%         843      45%        670       41%
   Residential properties            149       5%        155      6%         154       7%         108       6%        131        8%
Consumer                              42       1%         28      1%          29       1%          28       1%         23        1%
Installment                          128       4%        166      6%         166       8%         162       9%        189       12%
Home equity                          144       6%        120      5%         148       8%         153       9%        142       10%
                                 -------     ----    -------    ----     -------     ----     -------     ----    -------      ----
  Subtotal                         2,132      73%      1,986     72%       1,730      78%       1,583      85%      1,387       85%
Unallocated reserves                 798      27%        772     28%         477      22%         282      15%        250       15%
                                 -------     ----    -------    ----     -------     ----     -------     ----    -------      ----
  Total                          $ 2,930     100%    $ 2,758    100%     $ 2,207     100%     $ 1,865     100%    $ 1,637      100%
                                 =======     ====    =======    ====     =======     ====     =======     ====    =======      ====

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

Our total investment securities portfolio, not including mortgage-backed securities, increased to $123.80 million at December 31, 2003, an increase of $31.34 million over our total investment securities portfolio of $92.46 million at December 31, 2002. The increase in our investment securities portfolio reflects the purchases of tax-free municipal securities of $34.14 million and taxable municipal securities of $8.00 million, offset by calls and maturities totaling $16.06 million, and additional purchases of $35.71 million in U.S. Government agency securities, offset by calls and maturities of $23.36 million. While prepayment speeds accelerated the payoffs of this type of debt, our mortgage-backed securities portfolio still increased $15.75 million to $83.24 million at December 31, 2003 from $67.49 million at December 31, 2002, as additional securities were purchased due to attractive yields on these products. The increase in the investment securities portfolios reflects our investment of excess liquidity not needed to fund loan demand.

The following tables set forth the carrying value of our investment securities portfolio, excluding mortgage-backed securities, as of the dates indicated. A comparative summary of investment securities available-for-sale for the periods presented is as follows:


                                                     2003                        2002                        2001
                                          --------------------------   -------------------------   --------------------------
                                           Amortized        Fair        Amortized       Fair        Amortized        Fair
                                             Cost          Value          Cost         Value          Cost          Value
                                          --------------------------   -----------   -----------   -----------   ------------
                                                                             (in thousands)
Investment securities available-for-sale
   U.S. government and agency securities   $  41,666      $  42,002     $ 30,072      $ 30,832      $  2,475       $  2,517
   Federal Home Loan Bank stock                1,080          1,080          894           894           866            866
   State and municipal obligations            77,497         79,274       56,669        58,719        31,933         32,227
   Corporate securities                          130            130          130           130            80             82
   Other                                       1,302          1,313        1,866         1,890         2,319          2,331
                                           ---------      ---------     --------      --------      --------       --------
                                           $ 121,675      $ 123,799     $ 89,631      $ 92,464      $ 37,673       $ 38,023
                                           =========      =========     ========      ========      ========       ========


Investment securities held-to-maturity
   U.S. government and agency securities   $       -      $       -     $      -      $      -      $ 14,972       $ 15,170
   State and municipal obligations                 -              -            -             -        14,136         14,114
                                           ---------      ---------     --------      --------      --------       --------
                                           $       -      $       -     $      -      $      -      $ 29,108       $ 29,284
                                           =========      =========     ========      ========      ========       ========

Realized gains on sales of investment securities available-for-sale were $334 thousand, $158 thousand and $31 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

The amortized cost and fair value of our investment securities at December 31, 2003 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Available-for-sale
                                   --------------------------------------
                                                               Weighted
                                   Amortized        Fair        Average
                                      Cost         Value         Yield
                                   -----------   -----------   ----------
                                           (dollars in thousands)
Investment securities
  Due in one year or less           $  21,193     $  21,294        2.22%
  Due in one year to five years        38,338        39,342        3.46%
  Due in five years to ten years       47,147        47,962        3.86%
  Due after ten years                  13,905        14,109        3.76%

Equity securities                       1,092         1,092        2.36%
                                    ---------     ---------        -----
                                    $ 121,675     $ 123,799        3.43%
                                    =========     =========

The amortized cost and fair value of our mortgage-backed securities are as follows:

                                                          2003                        2002                         2001
                                               --------------------------  --------------------------   -------------------------
                                                                 Fair        Amortized        Fair       Amortized        Fair
                                                  Cost           Value         Cost          Value          Cost         Value
                                               -----------    -----------   -----------    ----------   -----------   -----------
                                                                               (in thousands)
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association         $  33,525       $ 33,631      $ 26,615      $ 27,103      $ 15,507      $ 15,695
  Federal Home Loan Mortgage Corporation           33,819         33,862        29,709        30,216        21,279        21,547
  Government National Mortgage Association         15,875         15,747        10,065        10,167         6,088         6,152
                                                ---------       --------      --------      --------      --------      --------

                                                $  83,219       $ 83,240      $ 66,389      $ 67,486      $ 42,874      $ 43,394
                                                =========       ========      ========      ========      ========      ========
Mortgage-backed securities held-to-maturity
  Federal National Mortgage Association         $       -       $      -      $      -      $      -      $  1,166      $  1,169
  Federal Home Loan Mortgage Corporation                -              -             -             -         1,783         1,799
                                                ---------       --------      --------      --------      --------      --------

                                                $       -       $      -      $      -      $      -      $  2,949      $  2,968
                                                =========       ========      ========      ========      ========      ========



The amortized cost and fair value of our mortgage-backed securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Available-for-sale
                                    -----------------------------------------
                                                                   Weighted
                                       Amortized        Fair        Average
                                         Cost          Value         Yield
                                    --------------   -----------   ----------
                                              (dollars in thousands)
Mortgage-backed securities
  Due in one year or less               $      -      $      -        0.00%
  Due in one year to five years           16,776        16,828        2.92%
  Due in five years to ten years          20,484        20,591        3.96%
  Due after ten years                     45,959        45,821        3.55%
                                        --------      --------

                                        $ 83,219      $ 83,240        3.54%
                                        ========      ========


Other Assets. Other assets, consisting primarily of prepaid expense accounts and cash surrender value of director's life insurance, increased by $886 thousand to $2.32 million at December 31, 2003 from $1.44 million at December 31, 2002. The increase was due primarily to an increase of $559 thousand in other real estate owned and a $417 thousand increase in prepaid expenses.

Deposits. Deposits are our primary source of funds. During the year 2003, our total deposits increased by $56.15 million, or 17.07%. The majority of this increase was in certificates of deposits under $100,000 of $45.21 million. Other increases within deposits included $5.81 million in savings and money market deposits, $3.72 million in non-interest bearing demand deposits and $3.16 million in interest bearing demand deposits. This was offset by a decline in certificates of deposits of $100,000 and over of $1.73 million.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                                        December 31,
                                       -----------------------------------------------------------------------------
                                                2003                       2002                       2001
                                       -----------------------    -----------------------     ----------------------
                                        Average      Average       Average      Average        Average      Average
                                         Amount       Yield         Amount       Yield         Amount        Yield
                                       -----------   ---------    -----------   ---------     ----------   ---------
                                                                    (dollars in thousands)
Non-interest bearing demand            $  61,576          -       $  54,712           -       $  45,753          -
Interest bearing demand                   43,991       0.60%         37,414        0.97%         25,428       1.77%
Savings and money market deposits         59,136       0.56%         56,831        0.97%         50,448       2.03%
Time deposits                            188,580       2.63%        155,166        3.58%        143,272       5.32%
                                       ---------                  ---------                   ---------
Total                                  $ 353,283       1.57%      $ 304,123        2.13%      $ 264,901       3.43%
                                       =========                  =========                   =========



We generally do not solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits, but generally accept them as an accommodation to our existing customers and the development of new relationships. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 2003 (in thousands):

As of December 31, 2003

Time Deposits by maturity

Time Deposits ($100,000 and over)
Three months or less                                $ 7,420
Over three months through nine months                 3,300
Over nine months through twelve months                  767
Over twelve months                                    1,362
                                                   --------
   Total                                           $ 12,849
                                                   ========

Sweep Repurchase Agreements. We offer sweep repurchase agreements to our commercial customers. These accounts are overnight agreements with commercial customers that are collateralized by U.S. Government agency securities. This portfolio saw a decline of $1.39 million at December 31, 2003 from $17.25 million at December 31, 2002.

Securities sold under repurchase agreements are as follows:


                                         December 31,      December 31,      December 31,
                                            2003              2002              2001
                                        ---------------   --------------    -------------
Balance at year-end                     $ 15,860,269      $17,251,033       $ 9,590,077
Average during the year                   15,592,800       11,480,158         8,001,825
Maximum month-end balance                 19,072,787       17,251,033        11,055,758
Weighted average rate during the year          0.29%            0.53%             2.81%
Rate at December 31                            0.13%            0.41%             0.61%


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

At December 31, 2003, we maintained a one-year negative cumulative gap of $45.48 million, or 10.24% of total assets. This is within approved levels set by ALCO.


                                               Interest Sensitivity Gap at December 31, 2003
                                                3        3 to 12      1 to 5        Over 5
                                              Months      Months       Years         Years      TOTAL
                                           -------------------------------------------------------------
                                                                   (in thousands)
Investment securities, at amortized cost    $  38,954    $  42,372    $ 70,699    $  62,569   $ 214,594
Loans                                          57,147       16,065     101,971       32,111     207,294
                                            ---------    ---------    --------    ---------   ---------
Total earning assets                           96,101       58,437     172,670       94,680     421,888
Non-interest bearing assets                    12,952            -           -        9,131      22,083
                                            ---------    ---------    --------    ---------   ---------
Total assets                                $ 109,053    $  58,437    $172,670    $ 103,811   $ 443,971
                                            =========    =========    ========    =========   =========


Interest bearing transactions deposits          2,253        5,793      74,257       25,274     107,577
Time deposits                                  65,185      107,871      37,554            -     210,610
Short term borrowings                          15,860        2,500           -            -      18,360
FHLB advances                                       -            -       7,500            -       7,500
                                            ---------    ---------    --------    ---------   ---------
Total interest bearing liabilities             83,298      116,164     119,311       25,274     344,047
Non-interest bearing liabilities               13,103          403      14,561       39,337      67,404
                                            ---------    ---------    --------    ---------   ---------
Total liabilities                              96,401      116,567     133,872       64,611     411,451
Equity                                              -            -           -       32,520      32,520
                                            ---------    ---------    --------    ---------   ---------
Total liabilities & equity                  $  96,401    $ 116,567    $133,872    $  97,131   $ 443,971
                                            =========    =========    ========    =========   =========
Interest sensitivity gap                    $  12,652    $ (58,130)   $ 38,798    $   6,680   $       -
Cumulative gap                              $  12,652    $ (45,478)   $ (6,680)   $       -   $       -


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

The Bank is not dependent upon volatile liabilities either in the short or long-term, but has a consistent pool of core deposits. Our loan to deposit ratio as of December 31, 2003 was 53.84%, with the majority of loans maturing or having interest rate adjustments beyond one (1) year, but within five (5) years. These loans are funded by a stable core deposit base.

As an additional source of liquidity, we have available to us a $39.79 million overnight borrowing line with the Federal Home Loan Bank of New York ("FHLB") secured by our 1-4 family loan portfolio and other secured lines of credit totaling $7.50 million with our correspondent banks. In addition, we have available $20.89 million from the FHLB with a minimum term of one (1) month. Of this $20.89 million, $10.0 million is being utilized as of December 31, 2003. During the years ended December 31, 2003, and 2002 the bank did not find it necessary to purchase overnight Federal Funds, as deposit run-off and loan prepayments were at a minimum due to pricing strategies.

In late 1999, an overnight repurchase agreement product was begun. The initial accounts were transfers from existing products and did not add to our liability base. The average liabilities for these accounts for the year ended December 31, 2003 and for the year ended December 31, 2002 were $15.59 million and $11.48 million respectively. The proceeds from these accounts have enabled the bank to fund loan and investment growth.

Net cash provided by our operating activities declined $785 thousand to $4.31 million in 2003 from $5.09 million in 2002, primarily due to an increase in net income.

Net cash used in investing activities was $63.37 million in 2003 compared to $56.56 million in 2002. Funds utilized for net investment securities were $49.26 million, and $12.3 million was utilized to fund loan growth, accounting for the majority of the increase from year to year.

Net cash provided by our financing activities was $58.37 million for 2003 compared to $57.96 million in 2002. Major funds provided in 2003 were $43.47 million in certificates of deposits and $12.68 million in demand deposits and savings accounts.

Off-balance-sheet-arrangements The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table shows the maturity schedule of off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                      Less than       1 to 3        3 to 5        Over 5
                                       1 Year         Years          Years         Years
                                     -----------    -----------    ---------     ----------
Commitments to extend credit           $ 29,857       $ 12,018      $ 1,812       $ 19,965
Standby letters of credit              $  3,347       $    133      $     -       $      -


Capital. A significant measure of the strength of a financial institution is its capital base. The Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain certain capital as a percent of its assets, and certain off-balance-sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

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

The following tables show our capital amounts and regulatory requirements for the periods shown.

                                                                      For Capital Adequacy
                                                   Company Actual           Purposes         To Be Well Capitalized
                                               ---------------------- ---------------------  -----------------------
                                                  Amount      Ratio       Amount     Ratio       Amount      Ratio
                                               ------------- -------- ---------------------  ------------- ---------
Total Capital (to risk-weighted assets)        $ 35,449,520   13.00%   $ 21,808,763  8.00%   $ 27,260,954    10.00%

Tier 1 capital (to risk-weighted assets)       $ 32,519,775   11.93%   $ 10,904,381  4.00%   $ 16,356,572     6.00%

Tier 1 capital (to average assets)             $ 32,519,775    7.53%   $ 17,279,372  4.00%   $ 21,599,215     5.00%


Impact of Inflation and Changing Prices. Our financial statements and the notes to those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U S GAAP), which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003 the Company adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002, and adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not affect the Company's financial condition or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN No. 46 ("FIN No. 46 Interpretation"). The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, "Effective Date of FIN No. 46", apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 also requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 does not materially impact the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company's current business operations, the adoption of the provisions of SFAS No. 149 did not materially impact the Company's financial condition, results of operations, or disclosures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company's current business operations, the provisions of SFAS No. 150 did not impact the Company's financial condition, results of operations, or disclosures.

In October 2003, the AICPA issued SOP No. 03-3 "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of No. SOP 03-3.

In November 2003, the EITF (Emerging Issues Task Force) issued EITF No. 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments". EITF No. 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF No. 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

ITEM 7. - Financial Statements

The information required by this item is included within this report under the caption "Consolidated Financial Statements."

                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets

                                                                                    December 31,     December 31,
                                                                                       2003              2002
                                                                                  --------------    ---------------
ASSETS
  Cash and due from banks                                                         $  12,951,567     $  18,343,859
  Federal funds sold                                                                  9,700,000         5,000,000
                                                                                  -------------     -------------
    Total cash and cash equivalents                                                  22,651,567        23,343,859

  Investment securities available-for-sale                                          123,798,831        92,464,184
  Mortgage-backed securities available-for-sale                                      83,239,611        67,486,363
  Loans, net                                                                        204,364,510       192,364,051
  Premises and equipment, net                                                         7,077,023         5,753,469
  Accrued interest receivable                                                         2,295,853         2,051,137
  Other assets                                                                        2,688,684         1,435,796
                                                                                  -------------     -------------
           Total assets                                                           $ 446,116,079     $ 384,898,859
                                                                                  =============     =============


LIABILITIES
  Deposits
     Non-interest bearing - demand                                                $  66,846,532     $  63,127,490
     Interest bearing - demand                                                       45,819,537        42,661,371
     Savings and money market                                                        61,756,988        55,951,899
     Certificates of deposit, under $100,000                                        197,759,240       152,552,189
     Certificates of deposit, $100,000 and over                                      12,849,404        14,584,037
                                                                                  -------------     -------------
           Total deposits                                                           385,031,701       328,876,986

  Securities sold under agreements to repurchase                                     15,860,269        17,251,034
  FHLB advances                                                                      10,000,000         6,500,000
  Accrued interest payable                                                              277,879           302,350
  Other liabilities                                                                   1,032,480         1,750,961
                                                                                  -------------     -------------
           Total other liabilities                                                   27,170,628        25,804,345

           Total liabilities                                                        412,202,329       354,681,331
                                                                                  -------------     -------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value;
     3,388,902 and 3,381,789 issued and outstanding at December 31, 2003
     and December 31, 2002, respectively                                             29,499,347        25,572,063
  Retained earnings                                                                   3,020,428         2,090,905
  Accumulated other comprehensive income                                              1,393,975         2,554,560
                                                                                  -------------     -------------

           Total shareholders' equity                                                33,913,750        30,217,528
                                                                                  -------------     -------------

           Total liabilities and shareholders' equity                             $ 446,116,079     $ 384,898,859
                                                                                  =============     =============



The accompanying notes are an integral part of these statements.


                                                                       FIRST WASHINGTON FINANCIALCORP
                                                                      Consolidated Statements of Income


                                                                      For the years ended December 31,
                                                             --------------------------------------------------
                                                                  2003              2002              2001
                                                             --------------    --------------    --------------
INTEREST INCOME
  Loans, including fees                                       $ 13,996,792      $ 13,972,661      $ 14,206,298
  Investment and mortgage-backed securities                      6,270,420         6,069,815         5,407,650
  Federal funds sold                                               176,914           173,784           390,674
  Deposits with banks                                                    -                 -            25,833
                                                              ------------      ------------      ------------

                      Total interest income                     20,444,126        20,216,260        20,030,455
                                                              ------------      ------------      ------------

INTEREST EXPENSE
  Deposits                                                       5,558,698         6,471,771         9,096,152
  Borrowed funds                                                   367,295           345,803           485,404
                                                              ------------      ------------      ------------

     Total interest expense                                      5,925,993         6,817,574         9,581,556
                                                              ------------      ------------      ------------

                      Net interest income                       14,518,133        13,398,686        10,448,899

PROVISION FOR LOAN LOSSES                                          300,000           600,000           535,000
                                                              ------------      ------------      ------------

                      Net interest income after provision
                         for loan losses                        14,218,133        12,798,686         9,913,899
                                                              ------------      ------------      ------------

NON-INTEREST INCOME
  Service fees on deposit accounts                               1,364,543         1,216,661         1,192,233
  Other service charges and fees                                   149,322           132,737           121,158
  Net gains on sale of investment and mortgage-backed
     securities                                                    334,111           157,589            31,106
  Fee income on sales of mortgages                                 864,438           606,426           295,187
  Other                                                            224,795           181,606            80,928
                                                              ------------      ------------      ------------

                      Total non-interest income                  2,937,209         2,295,019         1,720,612
                                                              ------------      ------------      ------------

NON-INTEREST EXPENSE
  Salaries                                                       4,989,143         4,265,765         3,694,830
  Employee benefits                                              1,033,190           825,970           774,140
  Occupancy expense                                              1,153,924         1,144,363         1,052,461
  Other                                                          3,881,664         3,472,905         3,039,597
                                                              ------------      ------------      ------------

                      Total non-interest expense                11,057,921         9,709,003         8,561,028
                                                              ------------      ------------      ------------

                      Income before income tax expense           6,097,421         5,384,702         3,073,483

INCOME TAX EXPENSE                                               1,342,342         1,238,000           550,308
                                                              ------------      ------------      ------------

                      NET INCOME                              $  4,755,079      $  4,146,702      $  2,523,175
                                                              ============      ============      ============


PER SHARE DATA

  NET INCOME - BASIC                                          $       1.40      $       1.24      $       0.80
                                                              ============      ============      ============
  NET INCOME - DILUTED                                        $       1.33      $       1.21      $       0.77
                                                              ============      ============      ============

The accompanying notes are an integral part of these statements.

                                                  FIRST WASHINGTON FINANCIALCORP
                                     Consolidated Statement of Changes in Shareholders' Equity
                                      For the years ended December 31, 2003, 2002 and 2001


                                                                            Accumulated
                                                                               Other                            Total
                                               Common        Retained      Comprehensive   Comprehensive    Shareholder's
                                                Stock        Earnings      Income (loss)       Income          Equity
                                            -------------- --------------  --------------  ---------------  --------------
Balance at December 31, 2000                 $ 16,945,203   $ 1,322,348    $  (136,641)                     $ 18,130,910

  Net income                                            -     2,523,175              -        2,523,175        2,523,175

  Capital offering proceeds (184,180 shares)    2,612,690             -              -                -        2,612,690

  5% stock dividend (137,403 shares)            1,875,551    (1,875,551)             -                -                -

  Other comprehensive income, net
     of reclassification adjustments/taxes              -             -        705,279          705,279          705,279
                                                                                            -----------

  Total comprehensive income                            -             -              -      $ 3,228,454                -
                                             ------------   -----------      ---------      ===========     ------------
Balance at December 31, 2001                 $ 21,433,444   $ 1,969,972      $ 568,638                      $ 23,972,054
                                             ============   ===========      =========                      ============

  Net income                                            -     4,146,702              -        4,146,702        4,146,702

  Common stock issued (200 shares)                  2,850             -              -                -            2,850

  Stock options exercised (37,045 shares)         110,000             -              -                -          110,000

  10% stock dividend (292,551 shares)           4,025,769    (4,025,769)             -                -                -

  Other comprehensive income, net
     of reclassification adjustments/taxes              -             -      1,985,922        1,985,922        1,985,922
                                                                                            -----------

  Total comprehensive income                            -             -              -      $ 6,132,624                -
                                             ------------   -----------      ---------      ===========     ------------
Balance at December 31, 2002                 $ 25,572,063   $ 2,090,905    $ 2,554,560                      $ 30,217,528
                                             ============   ===========      =========                      ============

  Net income                                            -     4,755,079              -        4,755,079        4,755,079

  Stock options exercised (7,075 shares)          101,728             -              -                -          101,728

  5% Stock Divididend (161,076 shares)          3,825,556    (3,825,556)             -                -                -

  Other comprehensive loss, net
     of reclassification adjustments/taxes              -             -     (1,160,585)      (1,160,585)      (1,160,585)
                                                                                            -----------

  Total comprehensive income                            -             -              -      $ 3,594,494                -
                                             ------------   -----------      ---------      ===========     ------------
Balance at December 31, 2003                 $ 29,499,347   $ 3,020,428    $ 1,393,975                      $ 33,913,750
                                             ============   ===========      =========                      ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows

                                                                                For the twelve months ended Dec 31,
                                                                            -------------------------------------------
                                                                                 2003           2002           2001
                                                                            -------------  -------------  -------------
  Net income                                                                $  4,755,079    $  4,146,702   $  2,523,175
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                  485,945         368,230        547,842
  Provisions for loan losses                                                     300,000         600,000        535,000
  Gains on sales of investment securities                                       (295,968)       (157,589)       (31,106)
  Gains on sales of mortgage-backed securities                                   (38,143)              -              -
  Amortization of premium on investment securities                               322,974         247,372         89,473
  Amortization of premium on mortgage-backed securities                          511,801         124,516        105,084
  Accretion of discount on investment securities                                 (48,106)        (66,583)        (6,478)
  Accretion of discount on mortgage-backed securities                            (69,826)        (88,954)      (135,853)
  Increase in accrued interest receivable                                       (244,716)       (185,794)       (67,205)
  Increase in other assets                                                      (825,058)       (608,570)      (563,969)
  Increase in accrued interest payable                                           (24,471)        (29,879)      (103,590)
  Increase (decrease) in other liabilities                                      (521,109)        743,729        239,300
                                                                            ------------    ------------   ------------
                      Net cash provided by operating activities                4,308,402       5,093,180      3,131,673
                                                                            ------------    ------------   ------------

INVESTING ACTIVITIES
  Maturities of interest bearing deposits with banks                                                   -        476,000
  Purchases of investment securities available-for-sale                      (77,855,675)    (54,761,163)    (5,686,490)
  Purchases of investment securities held-to maturity                                  -               -    (30,828,976)
  Purchases of mortgage-backed securities available-for-sale                 (62,955,505)    (42,889,978)   (15,478,850)
  Purchases of mortgage-backed securities held-to-maturity                             -               -     (3,181,607)
  Proceeds from sales of investment securities available-for-sale              5,739,620       2,704,688        595,779
  Proceeds from sales of mortgage-backed securities available-for-sale         6,489,256               -      4,927,092
  Proceeds from maturities of investment securities available-for-sale        39,420,269      28,537,450      9,602,380
  Proceeds from maturities of investment securities held-to-maturity                   -               -     11,126,120
  Proceeds from maturities of mortgage-backed securities available-for-sale          349               -        104,980
  Repayment of principal on investment securities available-for-sale             672,525         646,702      2,058,031
  Repayment of principal on mortgage-backed securities available-for-sale     39,232,748      22,287,766     14,381,962
  Repayment of principal on mortgage-backed securities held-to-maturity                -               -        226,945
  Net increase in loans                                                      (12,300,459)    (13,016,813)   (27,621,829)
  Purchase of premises and equipment                                          (1,809,500)        (63,828)      (150,243)
                                                                            ------------    ------------   ------------
                      Net cash used in investing activities                  (63,366,372)    (56,555,176)   (39,448,706)
                                                                            ------------    ------------   ------------

FINANCING ACTIVITIES
  Issuance of common stock                                                       101,728         112,850      2,612,690
  Net increase in demand deposits and savings accounts                        12,682,296      16,060,260     39,638,895
  Net increase (decrease) in certificate of deposits                          43,472,418      32,625,903     (6,133,449)
  Proceeds from FHLB advances                                                  3,500,000       9,660,957      8,834,912
  Repayments of borrowed funds                                                         -        (500,000)    (2,500,000)
  Net (decrease) in securities sold under repurchase agreements               (1,390,764)              -              -
                                                                            ------------    ------------   ------------
                      Net cash provided by financing activities               58,365,678      57,959,970     42,453,048
                                                                            ------------    ------------   ------------

Net (decrease) increase in cash and cash equivalents                            (692,292)      6,497,974      6,136,015

Cash and cash equivalents, beginning of year                                  23,343,859      16,845,885     10,709,870
                                                                            ------------    ------------   ------------

Cash and cash equivalents, end of year                                      $ 22,651,567    $ 23,343,859   $ 16,845,885
                                                                            ============    ============   ============

The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   First Washington FinancialCorp (the Company) is the bank holding company and operates primarily through First Washington State Bank (the Bank), to provide banking services to individual and corporate customers through its fifteen branches in Mercer, Ocean, and Monmouth Counties in New Jersey. The Bank is a New Jersey state-chartered commercial bank

   The Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for savings and time deposits, and for types of loans as defined in Note D. Such institutions, as well as consumer finance, insurance, and brokerage firms, may be considered competitors of the Bank with respect to one or more of the services it provides.

   The Bank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

   1. Basis of Financial Statement Presentation

   The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: the Bank, FWS Holdings, Inc., Windsor Financial, Inc., Windsor Realty Holdings, Inc., and Windsor Title Holdings, Inc. Windsor Financial, Inc. maintains the majority of the Bank's investment portfolio. Windsor Realty Holdings, Inc. owns real estate where the Bank now has or may in the future have operations. Windsor Title Holdings, Inc. offers title insurance through a 50% partnership with Windsor Title Agency, LP. All intercompany balances and transactions have been eliminated.

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

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one operating and, accordingly, one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial and industrial lending is dependent upon the ability of the Company to fund its operations with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Company as one operating segment.


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


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

   Cash paid during the year for interest and income taxes are as follows:

                         2003                2002                2001
                     -------------       -------------       -------------

Interest              $ 5,950,464         $ 6,847,453         $ 9,685,146

Income taxes          $ 1,693,650         $ 1,126,610         $   515,000


   5. Investment and Mortgage-Backed Securities

   The Company accounts for its investment and mortgage-backed securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Company does not engage in security trading, none of its securities are classified as trading securities. At December 31, 2003 all of the Company's debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income.

   In December 2002, the Bank moved all of its held-to-maturity investment and mortgage-backed securities to available-for-sale to provide better liquidity and market position.

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   The Company adopted EITF (Emerging Issues Task Force) No. 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments", as of December 31, 2003. EITF No. 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF No. 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

   SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities," established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The Company adopted SFAS No. 138 as amended, and the adoption did not have a material impact on its financial position or results of operations. The Company did not hold any derivative financial instruments, at December 31, 2003 or December 31, 2002.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN No. 46 ("FIN No. 46 Interpretation"). The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, "Effective Date of FIN No. 46", apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 also requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 does not materially impact the Company.

   6. Loans and Allowance for Loan Losses

   Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

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

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan loses in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

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

   In October 2003, the AICPA issued SOP No. 03-3 "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP No. 03-3.

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





                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   Earnings Per Share is computed based on the weighted average number of shares of common stock outstanding, after giving retroactive effect to a 5% stock dividend paid on December 11, 2001, a 10% stock dividend paid on October 25, 2002 and a 5% stock dividend paid on October 24, 2003.

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

   10. Advertising Costs

   The Company expenses advertising costs as incurred.

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


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   At December 31, 2003, the Company has three stock-based employee compensation plans, which is more fully described in Note N. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                                                   Year Ended December 31,
                                                                     ------------------------------------------------
                                                                         2003             2002             2001
                                                                     --------------   --------------  ---------------

Net income, as reported                                                $ 4,755,000      $ 4,147,000      $ 2,523,000
Less: Stock-based compensation costs determined
              under fair value based method for all awards                (635,000)        (233,000)         (94,000)
                                                                       -----------      -----------      -----------
Pro forma net income                                                   $ 4,120,000      $ 3,914,000      $ 2,429,000
                                                                       ===========      ===========      ===========

Earnings per share - Basic                         As Reported         $      1.40      $      1.24      $      0.80
                                                   Pro forma           $      1.22      $      1.17      $      0.75

Earnings per share - Diluted                       As Reported         $      1.33      $      1.21      $      0.77
                                                   Pro forma           $      1.15      $      1.14      $      0.73

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before October 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.88%, 4.90% and 5.08% in 2003, 2002 and 2001, respectively; and an expected life of 10 years for all periods.

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

   The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                                      Year Ended December 31, 2003
                                                            ---------------------------------------------
                                                              Before Tax          Tax        Net of Tax
                                                                Amount          Expense        Amount
                                                            -------------     -----------   -------------
Unrealized loss on securities
     Unrealized holding gains arising during period         $ (1,451,404)      $ 507,991    $   (943,413)
  Less reclassification adjustment for gains
     realized in net income                                      334,111        (116,939)        217,172
                                                            ------------       ---------    ------------

Other comprehensive loss, net                               $ (1,785,515)      $ 624,930    $ (1,160,585)
                                                            ============       =========    ============



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued



                                                                     Year Ended December 31, 2002
                                                            --------------------------------------------
                                                             Before Tax         Tax          Net of Tax
                                                               Amount         Expense          Amount
                                                            ------------    -------------   ------------
Unrealized gain on securities
     Unrealized holding gains arising during period          $3,217,896     $ (1,129,541)   $ 2,088,355
  Less reclassification adjustment for gains
     realized in net income                                     157,589          (55,156)       102,433
                                                             ----------     ------------    ------------

Other comprehensive income, net                              $3,060,307     $ (1,074,385)   $ 1,985,922
                                                             ==========     ============    ===========


                                                                     Year Ended December 31, 2001
                                                            --------------------------------------------
                                                             Before Tax         Tax          Net of Tax
                                                               Amount         Expense          Amount
                                                            ------------    -------------   ------------
Unrealized gain on securities
     Unrealized holding gains arising during period          $ 1,115,812     $ (390,314)      $ 725,498
  Less reclassification adjustment for gains
     realized in net income                                       31,106        (10,887)         20,219
                                                             -----------     -----------      ---------

Other comprehensive income, net                              $ 1,084,706     $ (379,427)      $ 705,279
                                                             ===========     ===========      =========


13. Reclassifications

   Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation.


NOTE B - INVESTMENT SECURITIES

   The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities, excluding mortgage-backed securities, are as follows:


                                                                                 2003
                                                  -------------------------------------------------------------------
                                                                        Gross            Gross
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses             Value
                                                  --------------     ------------     -----------     ---------------
Investment securities available-for-sale
  U.S. government and agency securities           $  41,666,137      $   462,437       $ 126,170       $  42,002,404
  Federal Home Loan Bank stock                        1,079,700                -               -           1,079,700
  State and municipal obligations                    77,497,364        2,079,164         302,947          79,273,581
  Corporate securities                                  130,000                -               -             130,000
  Other                                               1,301,860           11,286               -           1,313,146
                                                  -------------      -----------       ---------       -------------
                                                  $ 121,675,061      $ 2,552,887       $ 429,117       $ 123,798,831
                                                  =============      ===========       =========       =============

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


 NOTE B - INVESTMENT SECURITIES - Continued


                                                                                2002
                                                  -------------------------------------------------------------------
                                                                          Gross            Gross
                                                    Amortized         Unrealized       Unrealized          Fair
                                                       Cost              Gains            Losses            Value
                                                  ------------      ---------------   -------------  ----------------
Investment securities available-for-sale
  U.S. government and agency securities           $ 30,072,427      $   766,736         $  7,199        $ 30,831,964
  Federal Home Loan Bank stock                         893,900                -                -             893,900
  State and municipal obligations                   56,668,534        2,097,024           46,897          58,718,661
  Corporate securities                                 130,000                -                -             130,000
  Other                                              1,866,110           23,549                -           1,889,659
                                                  ------------      -----------         --------        ------------
                                                  $ 89,630,971      $ 2,887,309         $ 54,096        $ 92,464,184
                                                  ============      ===========         ========        ============


   Gross gains on sales of investment securities were approximately $295,968 for the year ended December 31, 2003, $157,589 for the year ended December 31, 2002 and $31,106 for the year ended December 31, 2001.

   The amortized cost and fair value of the Company's investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           2003
                                         --------------------------------------
                                                    Available-for-sale
                                         --------------------------------------

                                              Amortized              Fair
                                                Cost                 Value
                                         ------------------   -----------------
   Investment securities
     Due in one year or less                  $ 21,193,292        $ 21,293,938
     Due in one year to five years              38,338,123          39,341,642
     Due in five years to ten years             47,146,830          47,962,092
     Due after ten years                        13,905,116          14,109,459

   Equity securities                             1,091,700           1,091,700
                                             -------------       -------------
                                             $ 121,675,061       $ 123,798,831
                                             =============       =============

   Investment securities having a carrying value of approximately $23,013,000 as of December 31, 2003, were pledged to secure public funds or other purposes required or permitted by law.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE C - MORTGAGE-BACKED SECURITIES

   The amortized cost, unrealized gains and losses, and fair value of the Company's mortgage-backed securities are as follows:


                                                                                      2003
                                                      --------------------------------------------------------------------
                                                                             Gross           Gross
                                                         Amortized         Unrealized      Unrealized          Fair
                                                            Cost             Gains           Losses            Value
                                                      -----------------  ---------------  -------------   ----------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association                   $ 33,524,913      $ 252,856      $ 146,601       $ 33,631,168
  Federal Home Loan Mortgage Corporation                    33,818,604        184,009        140,984         33,861,629
  Government National Mortgage Association                  15,875,285         11,120        139,591         15,746,814
                                                          ------------      ---------      ---------       ------------
                                                          $ 83,218,802      $ 447,985      $ 427,176       $ 83,239,611
                                                          ============      =========      =========       ============


                                                                                      2002
                                                       ----------------------------------------------------------------
                                                                             Gross          Gross
                                                         Amortized         Unrealized     Unrealized          Fair
                                                            Cost             Gains          Losses            Value
                                                       --------------    -------------   -------------   --------------
Mortgage-backed securities available-for-sale
  Federal National Mortgage Association                 $ 26,615,254      $   495,465      $  7,321       $ 27,103,398
  Federal Home Loan Mortgage Corporation                  29,708,733          512,643         5,679         30,215,697
  Government National Mortgage Association                10,065,496          103,930         2,158         10,167,268
                                                        ------------      -----------      --------       ------------
                                                        $ 66,389,483      $ 1,112,038      $ 15,158       $ 67,486,363
                                                        ============      ===========      ========       ============



   Gross gains on sales of mortgage-backed securities were approximately $38,143 for the year ended December 31, 2003. There was no gain on sales of mortgage-backed securities for the year 2002.

   The amortized cost and fair value of the Company's mortgage-backed securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                  2003
                                     ---------------------------------
                                            Available-for-sale
                                     ---------------------------------

                                         Amortized           Fair
                                           Cost              Value
                                      --------------    --------------
Mortgage-backed securities
  Due in one year or less              $          -      $          -
  Due in one year to five years          16,775,951        16,827,617
  Due in five years to ten years         20,484,128        20,590,502
  Due after ten years                    45,958,724        45,821,492
                                       ------------      ------------
                                       $ 83,218,803      $ 83,239,611
                                       ============      ============

                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE C - MORTGAGE-BACKED SECURITIES - Continued

   The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

                                            Less than 12 months         12 months or longer             Total
                            Number       ------------------------    ------------------------   ------------------------
      Description             of           Fair       Unrealized       Fair      Unrealized        Fair      Unrealized
     of Securities         Securities       Value       Losses        Value        Losses         Value        Losses
-----------------------   ------------   ----------   -----------    --------    ------------   ---------   ------------
                                                                          (in thousands)
U.S. Government
  treasury and agency
  securities                    19        $ 11,845      $ (126)      $   -        $   -         $ 11,845      $ (126)

Municipal securities            54          21,352        (303)          -            -           21,352        (303)

Mortgage-backed
  securities                    55          43,494        (427)          -            -           43,494        (427)
                               ---          ------        ----       -----        -----           ------        ----

Total temporarily
  impaired investment
  securities                   128          76,692        (856)          -            -           76,692        (856)
                               ===          ======        ====       =====        =====           ======        ====


   Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2003.


NOTE D - LOANS

   Loans are as follows:



                                                   2003              2002
                                              --------------    ---------------

   Commercial and industrial                   $  47,752,700     $  35,304,580
   Commercial RE properties                      108,920,707       105,453,902
   Residential RE properties                      15,034,830        18,688,651
   Consumer                                        3,646,322         2,465,457
   Installment                                    14,958,176        20,620,494
   Home equity                                    16,816,716        12,383,118
                                               -------------     -------------
                                                 207,129,451       194,916,202
   Deferred loan costs                               164,804           205,721
   Allowance for loan losses                      (2,929,745)       (2,757,874)
                                               -------------     -------------

     Loans, net                                $ 204,364,510     $ 192,364,051
                                               =============     =============


   Non-performing assets include loans past due 90 days or more, impaired loans and other real estate owned. The aggregate amount of these assets at December 31, 2003 and December 31, 2002 was approximately $673,000 and $17,000, respectively.


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE D - LOANS - Continued

   In the ordinary course of business, the Bank has granted loans to shareholders, officers, directors, and their affiliates. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The aggregate approximate amount of these loans outstanding at December 31, 2003 and 2002 was $8,462,000 and $5,838,000, respectively. New loans amounted to approximately $3,751,000 and $2,583,000, and repayments amounted to approximately $1,127,000 and $2,964,000 during the years ended December 31, 2003 and 2002, respectively.

   Changes in the allowance for loan losses were as follows:


                                                2003             2002             2001
                                           --------------    -------------   --------------
   Balance at beginning of year              $ 2,757,874      $ 2,207,545     $ 1,865,205
   Provision for loan losses                     300,000          600,000         535,000
   Net charge-offs                              (128,129)         (49,672)       (192,660)
                                             -----------      -----------     -----------
   Ending balance                            $ 2,929,745      $ 2,757,874     $ 2,207,545
                                             ===========      ===========     ===========



NOTE E - PREMISES AND EQUIPMENT


   Premises and equipment are as follows:



                                                          Estimated
                                                          Useful Life        2003            2002
                                                         -------------   -------------   -------------
   Land                                                    Indefinite     $ 2,365,966     $ 1,708,525
   Land and building improvements                          2-15 Years       1,748,659       1,563,280
   Building                                                  40 Years       3,630,136       3,185,901
   Furniture and equipment                                  5-7 Years       3,343,711       2,821,266
                                                                          -----------     -----------
                                                                           11,088,472       9,278,972
   Less accumulated depreciation and amortization                          (4,011,449)     (3,525,503)
                                                                          -----------     -----------

                                                                          $ 7,077,023     $ 5,753,469
                                                                          ===========     ===========


   Depreciation and amortization charged to operations amounted to approximately $486,000, $368,000 and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE F - DEPOSITS

   The schedule of maturities of certificates of deposit is as follows:

   2004                                   $ 172,691,412
   2005                                      20,916,494
   2006                                       8,492,633
   2007                                       3,133,567
   2008                                       5,374,538
                                          -------------

                                          $ 210,608,644
                                          =============


NOTE G - BORROWINGS


   1. Federal Home Loan Bank Advances

   At December 31, 2003 the Company had $10,000,000 of advances due to the Federal Home Loan Bank (FHLB), compared to $6,500,000 at December 31, 2002. These advances mature as follows $2,500,000 in 2004, $2,000,000 in 2005, $3,500,000 in 2006 and $2,000,000 in 2007. The weighted average interest rate was 3.41% and 4.55% for the years ended December 31, 2003 and 2002, respectively.

   2. Securities Sold Under Agreements to Repurchase

   Securities sold under repurchase agreements are as follows:

                                             December 31,      December 31,      December 31,
                                                2003              2002              2001
                                            ---------------   --------------    --------------
    Balance at year-end                       $ 15,860,269      $17,251,033       $ 9,590,077
    Average during the year                     15,592,800       11,480,158         8,001,825
    Maximum month-end balance                   19,072,787       17,251,033        11,055,758
    Weighted average rate during the year            0.29%            0.53%             2.81%
    Rate at December 31                              0.13%            0.41%             0.61%



NOTE H - OTHER EXPENSE

   The components of other expense are detailed as follows:


                                        2003           2002            2001
                                    -------------   -------------  -------------

   Furniture and equipment           $   609,001     $   585,347    $   579,517
   Data processing                       423,781         454,360        394,509
   FDIC premiums                          51,488          48,874         46,113
   Stationery and printing               383,027         310,091        302,262
   Professional and other fees           782,108         582,346        514,417
   Other                               1,632,259       1,491,887      1,202,779
                                     -----------     -----------    -----------

                                     $ 3,881,664     $ 3,472,905    $ 3,039,597
                                     ===========     ===========    ===========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE I - INCOME TAXES

   Income tax expense is comprised of the following:


                                        2003            2002            2001
                                    -------------  --------------  -------------
   Federal
     Current                        $  1,267,563      $ 1,238,753     $ 596,084
     Deferred                             53,621           32,594       (35,861)
                                    ------------      -----------     ---------
                                       1,321,184        1,271,347       560,223
                                    ------------      -----------     ---------
   State
     Current                              15,987                -             -
     Deferred                              5,171          (33,347)       (9,915)
                                    ------------      -----------     ---------
                                          21,158          (33,347)       (9,915)
                                    ------------      -----------     ---------

                                    $  1,342,342      $ 1,238,000     $ 550,308
                                    ============      ===========     =========


   A reconciliation of the difference between the effective rate and statutory rate is as follows:



                                                                   2003            2002           2001
                                                               -------------   -------------  --------------
  Federal income tax at statutory rate                          $ 2,069,565     $ 1,830,799     $ 1,044,984
  Tax-exempt interest                                              (778,132)       (665,731)       (538,064)
  State income taxes, net of federal income tax benefit                   -               -               -
  Other                                                              50,909          72,932          43,388
                                                                -----------     -----------     -----------

                                                                $ 1,342,342     $ 1,238,000     $   550,308
                                                                ===========     ===========     ===========


   Net deferred tax assets and liabilities consist of the following:


                                                                   2003            2002
                                                               -------------   -------------
  Deferred tax assets
    Provision for loan losses                                   $ 1,132,618     $ 1,061,064
    Other, primarily state net operating loss carryforwards         (21,081)        117,974
    Basis of premises and equipment                                 117,974          52,360
                                                                 ----------      ----------
                                                                  1,229,511       1,231,398
  Deferred tax liabilities
    Deferred loan costs                                            (172,969)       (140,048)
    Discount accretion                                             (243,362)       (219,378)
    Unrealized gain on securities - available-for-sale             (750,827)     (1,375,533)
                                                                 ----------      ----------
                                                                 (1,167,158)     (1,734,959)
                                                                 ----------      ----------

                        Net deferred tax (liability) asset      $    62,353     $  (503,561)
                                                                ===========     ===========

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE J - EARNINGS PER SHARE

   The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                    For the year ended December 31, 2003
                                               --------------------------------------------
                                                   Income          Shares        Per Share
                                                (numerator)     (denominator)      Amount
                                               --------------   --------------   ----------
   Basic EPS
     Income available to common stockholders    $ 4,755,079      3,384,517        $ 1.40

   Effect of dilutive securities
     Options                                              -        185,181         (0.07)
                                                -----------      ---------        ------

   Diluted EPS
       Income available to common stockholders
          plus assumed conversions              $ 4,755,079      3,569,698        $ 1.33
                                                ===========      =========        ======


   7,650 options to purchase shares of common stock with exercise prices ranging from $20.95 to $23.71 per share were not included in the computation of diluted EPS for the year ended December 31, 2003 because the exercise price was greater than the average market price of the common stock.

                                                    For the year ended December 31, 2002
                                               --------------------------------------------
                                                  Income           Shares         Per Share
                                                (numerator)     (denominator)      Amount
                                               -------------    --------------   ----------
    Basic EPS
      Income available to common stockholders   $ 4,146,702       3,355,695        $ 1.24

    Effect of dilutive securities
      Options                                             -          74,602         (0.03)
                                                -----------       ---------        ------

    Diluted EPS
      Income available to common stockholders
         plus assumed conversions               $ 4,146,702       3,430,297        $ 1.21
                                                ===========       =========        ======


   140,189 options to purchase shares of common stock with exercise prices ranging from $12.78 to $17.31 per share were not included in the computation of diluted EPS for the year ended December 31, 2002 because the exercise price was greater than the average market price of the common stock.



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE J - EARNINGS PER SHARE - Continued


                                                         For the year ended December 31, 2001
                                                       Income           Shares         Per Share
                                                     (numerator)     (denominator)      Amount
                                                    -------------    --------------   -----------
   Basic EPS
     Income available to common shareholders         $ 2,523,175       3,170,766        $ 0.79

   Effect of dilutive securities
     Options                                                   -         121,440         (0.03)
                                                     -----------       ---------        ------

   Diluted EPS
     Income available to common shareholders
        plus assumed conversions                     $ 2,523,175       3,292,206        $ 0.77
                                                     ===========       =========        ======


   146,764 options to purchase shares of common stock with exercise prices ranging from $13.10 to $17.31 per share were not included in the computation of diluted EPS for the year ended December 31, 2001 because the exercise price was greater than the average market price of the common stock.


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

   The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the end of the years indicated:


                                               2003               2002
                                               ----               ----

Commitments to extend credit               $63,652,000        $63,919,000
Standby letters of credit                  $ 3,481,000        $ 3,364,000


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


                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


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

   The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Company to assure the financial and performance obligations of a customer to a third party. At December 31, 2003, and December 31, 2002, the Company was contingently liable on financial and performance standby letters of credit totaling $3.48 million and $3.36 million, respectively, $1.68 million of which were originated during 2003. The Company's commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Company generally holds collateral and/or obtains personal guarantees supporting these commitments. Collateral held for these commitments at December 31, 2003 varied from 0 to 100% and averaged 95.9%.

   The Company provides credit services, predominantly to small businesses and their owners, located within Mercer, Monmouth, and Ocean Counties in New Jersey. Substantially all of the loans outstanding at December 31, 2003 and December 31, 2002 are real estate related and the collateral is primarily located within the above-mentioned area. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic stability of this region.


NOTE L - COMMITMENTS

   The Company has entered into several non-cancelable operating lease agreements for its banking facilities. Additionally, the Company is responsible for pro rata operating expense escalations. The approximate minimum annual rental payments at December 31, 2003, under these leases are as follows:


   2004                                  $   485,000
   2005                                      482,000
   2006                                      461,000
   2007                                      395,000
   2008                                      360,000
   Thereafter                              1,111,000
                                         -----------

                                         $ 3,294,000
                                         ===========

   As of December 31, 2003 the bank was committed to spend $1.65 million to acquire a branch it is currently leasing. The acquisition is scheduled to be completed in March 2004.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


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

   Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002, respectively, are outlined below.

   For cash and due from banks and federal funds sold, the recorded book value of approximately $22,652,000 and $23,344,000 approximates fair value at December 31, 2003 and 2002, respectively. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

   The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.

                                                          2003                                  2002
                                           ----------------------------------     ---------------------------------
                                              Carrying          Estimated            Carrying         Estimated
                                               amount          fair value             amount         fair value
                                           ---------------    ---------------     ---------------  ----------------
   Investment and mortgage-backed
     securities                             $ 207,038,000     $ 207,038,000       $ 159,951,000     $ 159,951,000
   Loans                                    $ 207,294,000     $ 209,934,000       $ 195,122,000     $ 202,525,000


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


                                                         2003                                  2002
                                           ----------------------------------     --------------------------------
                                              Carrying          Estimated            Carrying         Estimated
                                               amount          fair value             amount         fair value
                                           ---------------   ---------------     ---------------   ---------------
   Time deposits                            $ 210,609,000     $ 213,015,000       $ 167,136,000     $ 169,909,000



                                   (Continued)
48

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

   The fair values of securities under agreements to repurchase totaling approximately $15,860,000 and $17,251,000 and of the FHLB advances totaling approximately $10,000,000 and $6,500,000 are estimated to approximate their recorded book balances at December 31, 2003 and 2002, respectively.

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


NOTE N - STOCK BASED COMPENSATION

   The Board of Directors adopted the Amended and Restated First Washington FinancialCorp 1997 Stock Option Plan (the 1997 Stock Option Plan). Participation in the Plan is limited to Directors and key employees of the Company and any of its subsidiaries. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan provided for an aggregate of 352,203 shares of common stock to be issued pursuant to Stock Options granted under the Plan.

   The Board of Directors adopted the First Washington FinancialCorp 1999 Stock Option Plan (the Plan). Plan participation is limited to Directors of the Company and any of its subsidiaries. The Plan provides for the issuance of Non-Qualified Stock Options. The Plan provides for an aggregate of 80,850 shares of common stock to be issued pursuant to Stock Options granted under the Plan.

   The Board of Directors adopted the First Washington FinancialCorp 2003 Stock Option Plan (the 2003 Option Plan). Participation in the Plan is limited to Directors and key employees of the Company and any of its subsidiaries. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan provided for an aggregate of 144,375 shares of common stock to be issued pursuant to Stock Options granted under the Plan.

   A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, is presented below:

                                                    2003                     2002                     2001
                                            -----------------------  -----------------------  -----------------------
                                                        Weighted                 Weighted                 Weighted
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                            Shares        price      Shares        price      Shares        price
                                           ----------   ----------  ----------   ----------  ----------   ----------

   Outstanding at beginning of year          344,801       $ 9.83     323,281       $ 8.81     321,906       $ 9.00
   Granted                                   124,463        14.93      74,921        10.78      10,159        12.95
   Cancelled                                 (10,141)       12.98     (14,503)       14.63      (8,783)       13.82
   Exercised                                  (7,417)       13.73     (38,898)        2.83           -            -
                                             -------                  -------                  -------

   Outstanding at end of year                451,706       $11.12     344,801       $ 9.83     323,281       $ 8.81
                                             =======                  =======                  =======

   Weighted average fair value of
     options granted during the year                       $ 9.10                   $ 8.12                   $ 5.91
                                                           ======                   ======                   ======



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE N - STOCK BASED COMPENSATION - Continued

   The following table summarizes information concerning options outstanding at December 31, 2003:



                    Options outstanding                              Options exercisable
-------------------------------------------------------------     -------------------------
                                      Weighted
                                      average      Weighted                      Weighted
                                     remaining      average                       average
    Range of           Number       contractual    exercise          Number      exercise
exercise prices      outstanding     life (years)    price         exercisable     price
-----------------   -------------   -------------  ----------     -------------  ----------
$ 5.94 - $  6.29        160,948        3.14         $  5.98          160,948      $  5.98
$11.89 - $ 23.71        290,758        7.60         $ 13.85          259,234      $ 13.67
                        -------                                      -------

                        451,706                                      420,182
                        =======                                      =======



NOTE O - EMPLOYEE BENEFIT PLAN

   The Bank has a defined contribution plan 401(k) covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed approximately $63,000, $45,000 and $37,000 into the plan in 2003, 2002 and 2001, respectively.


NOTE P - RELATED PARTY TRANSACTIONS

   The Company has had, and expects in the future to have, banking transactions in the ordinary course of business with many of its directors, executive officers and principal shareholders (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. All loans by the Company to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

   A director of the Company is a shareholder in, and the secretary of a law firm that performed general legal services for the Company and the Bank during 2003. In 2003, this firm was paid approximately $118,912 directly from the Company and approximately $74,616 from third party payments such as mortgage reviews for a total of approximately $193,528.


NOTE Q - REGULATORY MATTERS

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



                                   (Continued)

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


NOTE Q - REGULATORY MATTERS - Continued

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, management believes that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Company and Bank's actual capital amounts and ratios are presented in the table.

                                                                     For capital adequacy
                                                     Actual                purposes          To be well capitalized
                                              ---------------------- ---------------------  -----------------------
                                                 Amount      Ratio      Amount     Ratio       Amount      Ratio
                                              ------------- -------- ---------------------  ------------- ---------
    As of December 31, 2003
      Total capital (to risk-weighted assets  $ 35,449,520   13.00%   $ 21,808,763  8.00%   $ 27,260,954    10.00%

      Tier 1 capital (to risk-weighted asset) $ 32,519,775   11.93%   $ 10,904,381  4.00%   $ 16,356,572     6.00%

      Tier 1 capital (to average assets)      $ 32,519,775    7.53%   $ 17,279,372  4.00%   $ 21,599,215     5.00%



                                                                     For capital adequacy
                                                     Actual                purposes          To be well capitalized
                                              ---------------------- ---------------------  -----------------------
                                                 Amount      Ratio      Amount     Ratio       Amount      Ratio
                                              ------------- -------- ---------------------  ------------- ---------
    As of December 31, 2002
      Total capital (to risk-weighted assets  $ 30,420,841   11.90%  $ 20,452,002  8.00%   $ 25,565,003    10.00%

      Tier 1 capital (to risk-weighted asset) $ 27,662,968   10.82%  $ 10,226,001  4.00%   $ 15,339,002     6.00%

      Tier 1 capital (to average assets)      $ 27,662,968    7.42%  $ 14,907,632  4.00%   $ 18,634,540     5.00%


   The regulatory capital of the Company is not materially different from that of the Bank.

ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

ITEM 8A - Controls and Procedures


     The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.


     The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9 - Directors and Executive Officers of the Registrant; Compliance with
Section 16(a)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "ELECTION OF DIRECTORS", information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," and information about our Code of Ethics is included under the caption "Code of Ethics", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2004.

     The following table sets forth certain information about each of our executive officers that are not also a director.


                                                    Executive
      Name, age and position                      Officer since   Principal occupation during past five years
      ----------------------                      -------------   -------------------------------------------

      Lewis H. Foulke, Jr., 41                         2000       Senior Vice President, Finance, Operations,
      Senior Vice President, CFO                                  Management Information Systems and Accounting
      Finance, Operations and                                     for First Washington State Bank
      Management Information Systems

      Jacqueline B. Kay, 42                            2003       Vice President, Finance, Loan Review, Security
      Vice President                                              and Accounting for First Washington State Bank
      Finance, Loan Review and Security

      Carol M. Jones, 55                               2000       Vice President, Marketing Officer for First
      Vice President                                              Washington State Bank
      Marketing

      Terry K. McEwen, 46                              2003       Senior Vice President, Retail Banking for First
      Senior Vice President                                       Washington State Bank, Commercial Lender for
      Retail Banking                                              First Washington State Bank, CFO for Tiffin
                                                                  Iron Casting in Ohio

      Elizabeth A. Solewater, 56                       2001       Senior Vice President, Commercial Lending,
      Senior Vice President                                       Commercial Lender, SBA Lender for First
      Commercial Lending                                          Washington State Bank

      Edna K. Stout, 67                                1993       Senior Vice President, Loan Administration for
      Senior Vice President                                       First Washington State Bank
      Loan Administration


ITEM 10 - Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "ELECTION OF DIRECTORS-Executive Compensation" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2004.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

     Information concerning beneficial ownership is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "ELECTION OF DIRECTORS-Stock Ownership of Management and Principal Shareholders" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2004.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                      Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                            remaining available for
                                        Number of securities to     Weighted-average         future issuance under
                                        be issued upon exercise     exercise price of      equity compensation plans
                                        of outstanding options,    outstanding options,      (excluding securities
           Plan Category                  warrants and rights      warrants and rights      reflected in column (a)
                                                 (a)                       (b)                       (c)
                                        -----------------------    --------------------    -------------------------
Equity compensation plans approved
  by security holders                         451,706                  $ 11.12                     125,722

Equity compensation plans not approved
  by security holders                               -                        -                           -
                                              -------                  -------                     -------

Total                                         451,706                  $ 11.12                     125,722
                                              =======                  =======                     =======


ITEM 12 - Certain Relationships and Related Transactions

     Information concerning related party transactions is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "ELECTION OF DIRECTORS-Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2004.

ITEM 13 - Exhibits and Report on Form 8-K

     (a) Exhibits

                  10       Amended and restated change in control agreement with C. Herbert Schneider dated
                           April 30, 2003

                  14       First Washington FinancialCorp Code of Ethics

                  23       Consent of Grant Thornton, LLP

                  31.1     Rule 13a-14(a) certification of C. Herbert Schneider

                  31.2     Rule 13a-14(a) certification of Lewis H. Foulke, Jr.

                  32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

    Date of Report                                   Item Number
    --------------                                   -----------

    October 02, 2003                                 Item 5 - Report of declaration of stock dividend

    October 21, 2003                                 Item 12 - Report of third quarter earnings


ITEM 14 - Principal Accountant Fees and Services

Information concerning the fees and services of the Registrant's principal accountant is included in the definitive proxy statement for the Company's 2004 Annual Meeting under the caption "Principal Accountant Fees and Services" which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 28, 2004.

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

Dated:  March 17, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                NAME                                           TITLE                                DATE
                ----                                           -----                                ----
/s/________________________                   Chairman of the Board                          March 17, 2004
    Abraham S. Opatut

/s/________________________                   President and CEO                              March 17, 2004
    C. Herbert Schneider                      (Principal executive officer)

/s/________________________                   Senior Vice President and CFO                  March 17, 2004
    Lewis H. Foulke, Jr.                      (Principal financial and accounting
                                              officer)

/s/________________________                   Vice Chairman of the Board                     March 17, 2004
    Harry Horowitz

/s/________________________                   Director                                       March 17, 2004
    James N. Corcodilos

/s/________________________                   Director                                       March 17, 2004
    James R. Johnson, Jr.

/s/________________________                   Director                                       March 17, 2004
    Jerry Kokes

/s/________________________                   Director                                       March 17, 2004
    Joe J. Mayes

/s/________________________                   Director                                       March 17, 2004
    Steven I. Pfeffer

/s/________________________                   Director                                       March 17, 2004
    Ross Wishnick