Form 10KSB/A
period 2003-12-30
FIRST WASHINGTON FINANCIAL CORP
filed 2004-03-30
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

ITEM 7. - Financial Statements


This item is being refiled, as the Auditors opinion Letter was inadvertantly left out of the original filing and is included herewith. There are no other changes to the financial statements as originally filed.

The information required by this item is included within this report under the caption "Consolidated Financial Statements."

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
First Washington FinancialCorp


    We have audited the accompanying consolidated balance sheets of First Washington FinancialCorp and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Washington FinancialCorp as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 23, 2004

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



                                   (Continued)
24

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



                                   (Continued)
26

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

ITEM 13 - Exhibits and Report on Form 8-K

     (a) Exhibits

                 *10       Amended and restated change in control agreement with C. Herbert Schneider dated
                           April 30, 2003

                 *14       First Washington FinancialCorp Code of Ethics

                 *23       Consent of Grant Thornton, LLP

                  31.1     Rule 13a-14(a) certification of C. Herbert Schneider

                  31.2     Rule 13a-14(a) certification of Lewis H. Foulke, Jr.

                  32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
* previously filed.

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

Dated:  March 30, 2004