Form 10QSB
period 2004-03-31
FIRST WASHINGTON FINANCIAL CORP
filed 2004-05-14
CIK 1137679

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________________  to  ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes __ No X

As of May 12, 2004 there were 4,239,886 shares of common stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

                                                                                                          Page(s)
Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheet- at March 31,2004 (unaudited) and  December 31, 2003                  1

            Consolidated Income Statement (unaudited) - Three months ended March 31, 2004 and 2003           2

            Changes in Shareholders' Equity (unaudited) - Three months ended March 31, 2004                  3

            Consolidated Statement of Cash Flows (unaudited) - Three months ended March 31, 2004 and 2003    4

            Notes to Consolidated Financial Statements (unaudited)                                           5-8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations            9-15

Item 3.     Controls and Procedures                                                                          16

Part II.    Other Information

            Item 1.  Legal Proceedings                                                                       17

            Item 2.  Changes in Securities and Small Business Issuer Purchaser of Equity Securities          17

            Item 3.  Defaults Upon Senior Securities                                                         17

            Item 4.  Submission of Matters to a Vote of Security Holders                                     17

            Item 5.  Other Information                                                                       17

            Item 6.  Exhibits and Reports on Form 8-K                                                        17

                             Signature Page                                                                  18

                             Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002                                 19-20

                             Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002                                 21-22

                             Exhibit 32.0 - Certification Pursuant to Section 906 of the                     23-24
                               Sarbanes-Oxley Act of 2002

                         FIRST WASHINGTON FINANCIALCORP
                           Consolidated Balance Sheets

                                                                                  March 31,        December 31,
                                                                                     2004              2003
                                                                                ---------------   ---------------
                                                                                 (unaudited)
ASSETS
  Cash and due from banks                                                        $ 16,310,003      $ 12,951,567
  Federal funds sold                                                               21,900,000         9,700,000
                                                                                 ------------      ------------
    Total cash and cash equivalents                                                38,210,003        22,651,567

  Investment securities available-for-sale                                        132,831,290       123,798,831
  Mortgage-backed securities available-for-sale                                    89,911,590        83,239,611
  Loans, net                                                                      208,754,701       204,364,510
  Premises and equipment, net                                                       9,018,329         7,077,023
  Accrued interest receivable                                                       2,206,775         2,295,853
  Other assets                                                                      1,679,785         2,688,684
                                                                                 ------------      ------------

                      Total assets                                               $482,612,473      $446,116,079
                                                                                 ============      ============

LIABILITIES
  Deposits
     Non-interest bearing - demand                                               $ 67,153,647      $ 66,846,532
     Interest bearing - demand                                                     48,871,498        45,819,537
     Savings and money market                                                      63,992,217        61,756,988
     Certificates of deposit, under $100,000                                      208,393,777       197,759,240
     Certificates of deposit, $100,000 and over                                    11,935,380        12,849,404
                                                                                 ------------      ------------
                      Total deposits                                              400,346,519       385,031,701

  Securities sold under agreements to repurchase                                   30,651,035        15,860,269
  FHLB advances                                                                    13,000,000        10,000,000
  Accrued interest payable                                                            305,064           277,879
  Other liabilities                                                                 1,921,693         1,032,480
                                                                                 ------------      ------------
                      Total other liabilities                                      45,877,792        27,170,628

                      Total liabilities                                           446,224,311       412,202,329
                                                                                 ------------      ------------

SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares of no par value; 4,238,888 and 4,235,888 issued and outstanding at March 31, 2004 and
     December 31, 2003, respectively                                               29,533,220        29,499,347
  Retained earnings                                                                 4,405,791         3,020,428
  Accumulated other comprehensive income                                            2,449,151         1,393,975
                                                                                 ------------      ------------

                      Total shareholders' equity                                   36,388,162        33,913,750
                                                                                 ------------      ------------

                      Total liabilities and shareholders' equity                 $482,612,473      $446,116,079
                                                                                 ============      ============

The accompanying notes are an integral part of these statements.

              FIRST WASHINGTON FINANCIALCORP
             Consolidated Statements of Income
                        (unaudited)

                                                             For the three months ended
                                                                       March 31,
                                                                2004            2003
                                                            --------------  --------------
INTEREST INCOME
  Loans, including fees                                       $ 3,459,781     $ 3,436,338
  Investment and mortgage-backed securities
     Taxable securities                                         1,130,373       1,034,741
     Tax exempt securities                                        650,845         501,803
  Federal funds sold                                               23,881          57,652
                                                              -----------     -----------

           Total interest income                                5,264,880       5,030,534
                                                              -----------     -----------

INTEREST EXPENSE
  Deposits                                                      1,383,117       1,478,344
  Borrowed funds                                                   99,175          95,840
                                                              -----------     -----------

     Total interest expense                                     1,482,292       1,574,184
                                                              -----------     -----------

           Net interest income                                  3,782,588       3,456,350

PROVISION FOR LOAN LOSSES                                               -         120,000
                                                              -----------     -----------

           Net interest income after provision
              for loan losses                                   3,782,588       3,336,350
                                                              -----------     -----------

NON-INTEREST INCOME
  Service fees on deposit accounts                                281,110         366,005
  Other service charges and fees                                   30,342          34,088
  Net gains on sale of investment and mortgage-backed
     securities                                                   291,016         215,360
  Fee income on sales of mortgages                                 49,943         246,967
  Other                                                            50,704          45,527
                                                              -----------     -----------

           Total non-interest income                              703,115         907,947
                                                              -----------     -----------

NON-INTEREST EXPENSE
  Salaries                                                      1,321,700       1,199,821
  Employee benefits                                               252,387         267,316
  Occupancy expense                                               344,083         304,131
  Other                                                           791,170         822,623
                                                              -----------     -----------

           Total non-interest expense                           2,709,340       2,593,891
                                                              -----------     -----------

           Income before income tax expense                     1,776,363       1,650,406

INCOME TAX EXPENSE                                                391,000         404,000
                                                              -----------     -----------

           NET INCOME                                         $ 1,385,363     $ 1,246,406
                                                              ===========     ===========

PER SHARE DATA

  NET INCOME - BASIC                                          $      0.33     $      0.29
                                                              ===========     ===========
  NET INCOME - DILUTED                                        $      0.30     $      0.29
                                                              ===========     ===========


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
            Consolidated Statement of Changes in Shareholders' Equity
                      For Three Months Ended March 31, 2004
                                   (unaudited)

                                                                         Accumulated
                                                                            Other                            Total
                                            Common         Retained     Comprehensive    Comprehensive   Shareholders'
                                            Stock          Earnings         Income          Income           Equity
                                        ---------------  -------------- --------------- ---------------- ---------------
Balance at December 31, 2003                29,499,347       3,020,428       1,393,975                       33,913,750

  Net Income                                         -       1,385,363               -        1,385,363       1,385,363

  Stock options exercised (3,000 shares)        33,873               -               -                -          33,873

  Other comprehensive loss, net
     of taxes                                        -               -       1,055,176        1,055,176       1,055,176
                                                                           -----------      -----------    ------------

  Total comprehensive income (unaudited)             -               -               -      $ 2,440,539               -
                                                                                            ===========
Balance at March 31, 2004                 $ 29,533,220     $ 4,405,791     $ 2,449,151                     $ 36,388,162
                                          ============     ===========     ===========                     ============


The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       For the three months ended March 31,
                                                                             2004               2003
                                                                       -----------------  -----------------
OPERATING ACTIVITIES
  Net income                                                                $ 1,385,363        $ 1,246,406
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                  53,379            127,980
  Provisions for loan losses                                                          -            120,000
  Gains on sales of investment securities                                      (291,016)          (215,360)
  Gains on sales of mortgage-backed securities                                        -                  -
  Amortization of premium on investment securities                               86,706             76,542
  Amortization of premium on mortgage-backed securities                          70,082             84,158
  Accretion of discount on investment securities                                (20,135)            (7,422)
  Accretion of discount on mortgage-backed securities                            (8,062)           (17,331)
  Increase in accrued interest receivable                                        89,078             45,297
  Increase (decrease) in other assets                                           646,052           (117,275)
  Increase in accrued interest payable                                           27,185             26,525
  Increase in other liabilities                                                 383,620            262,873
                                                                           ------------       ------------
                      Net cash provided by operating activities               2,422,251          1,632,393
                                                                           ------------       ------------

INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                     (24,576,674)       (14,150,791)
  Purchases of mortgage-backed securities available-for-sale                (11,101,031)       (14,947,093)
  Proceeds from sales of investment securities available-for-sale             6,180,634          4,155,954
  Proceeds from maturities of investment securities available-for-sale       10,527,513         10,346,870
  Repayment of principal on investment securities available-for-sale            156,687            204,655
  Repayment of principal on mortgage-backed securities available-for-sale     4,894,476          7,770,134
  Net increase in loans                                                      (4,090,191)        (2,186,765)
  Purchase of premises and equipment                                         (1,994,685)           (30,818)
                                                                           ------------       ------------
                      Net cash used in investing activities                 (20,003,272)        (8,837,854)
                                                                           ------------       ------------

FINANCING ACTIVITIES
  Issuance of common stock                                                       33,873                  -
  Net increase in demand deposits and savings accounts                        5,594,305         (5,547,124)
  Net increase in certificate of deposits                                     9,720,513         15,297,770
  Proceeds from FHLB advances                                                 3,000,000          2,000,000
  Net increase in securities sold under repurchase agreements                14,790,766            303,050
                                                                           ------------       ------------
                      Net cash provided by financing activities              33,139,457         12,053,696
                                                                           ------------       ------------

Net increase in cash and cash equivalents                                    15,558,437          4,848,235

Cash and cash equivalents, beginning of year                                 22,651,567         23,343,859
                                                                           ------------       ------------

Cash and cash equivalents, end of period                                   $ 38,210,003       $ 28,192,094
                                                                           ============       ============



The accompanying notes are an integral part of these statements.

                         FIRST WASHINGTON FINANCIALCORP
                   Notes to Consolidated Financial Statements
        Statements Three months ended March 31, 2004 and 2003 (unaudited)

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

    The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its sixteen branches in Mercer, Monmouth, and Ocean Counties, New Jersey.


    1.  Basis of Financial Statement Presentation
    ---------------------------------------------

    The financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be attained for an entire fiscal year.

    2.  Recent Accounting Pronouncements
    ------------------------------------

    In October 2003, the AICPA issued Statement of Position (SOP) No. 03-3 "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP No. 03-3.

    On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

    The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the consolidated financial statements.

    On January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either
    (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Bank currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Bank.

    3. Shareholders' Equity
    -----------------------

    On March 9, 2004, options to purchase 3,000 shares of common stock were exercised. On March 1, 2004, a 5 for 4 stock split was paid. Earnings per share for periods ending March 31, 2004 have been adjusted to reflect the stock split, and earnings per share for periods ending March 31, 2003 have been retroactively adjusted to reflect the stock split.

    4. Comprehensive Income
    -----------------------

    The Company follows FASB No. 130, "Reporting Comprehensive Income." This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

                                                    March 31, 2004                          March 31, 2003
                                               ----------------------------------  -----------------------------------
                                               Before tax    Tax      Net of tax   Before tax     Tax     Net of tax
                                                 amount     Effect      amount       amount     Benefit     amount
                                               ----------  ---------  -----------  ----------- ---------  ------------
                                                          (unaudited)                         (unaudited)
Unrealized gain on securities
  Unrealized holding gains (losses)
     arising during period                     $1,332,331 $(466,316)  $  866,015    $(810,652)   $283,728   $(526,924)
  Less reclassification adjustment for gains
     realized in net income                       291,016  (101,856)     189,160      215,360     (75,376)    139,984
                                               ---------- ----------  ----------    ---------    --------   ---------

Other comprehensive income (loss), net         $1,623,347 $(568,172)  $1,055,176    $(595,292)   $208,352   $(386,940)
                                               ---------- ----------  ----------    ---------    --------   ---------

    5.  Stock Based Compensation

    The Company follows the disclosure provisions of FASB No. 123, "Accounting for Stock-Based Compensation" to account for its stock options. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service life and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                                                                      Three months ended March 31,
                                                                     -------------------------------
                                                                         2004             2003
                                                                     --------------   --------------

Net income, as reported                                                $ 1,385,363      $ 1,246,406
Less: Stock-based compensation costs determined
       under fair value based method for all awards                       (225,000)        (620,000)
                                                                       -----------      -----------
Pro forma net income                                                   $ 1,160,363      $   626,406
                                                                       ===========      ===========

Earnings per share - Basic                         As Reported         $      0.33      $      0.29
                                                   Proforma            $      0.27      $      0.15

Earnings per share - Diluted                       As Reported         $      0.30      $      0.29
                                                   Proforma            $      0.25      $      0.14


    At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

    The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.91% and 3.88% in 2004 and 2003, respectively, expected weighted volatility of 85.20%, cash dividend yield of 0%, and an expected life of 10 years for all periods.

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

NOTE B - EARNINGS PER SHARE


    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                  For the three months ended March 31, 2004
                                             --------------------------------------------------
                                                                Weighted Average
                                               Income          Shares Outstanding    Per Share
                                             (numerator)          (denominator)        Amount
                                             -----------       ------------------    ---------
Basic EPS
  Income available to common stockholders     $1,385,363             4,236,774        $   0.33

Effect of dilutive securities
  Options                                              -               343,900           (0.03)
                                              ----------             ---------        --------
Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,385,363             4,580,674        $   0.30
                                              ==========             =========        ========

                                                 For the three months ended March 31, 2003
                                             ----------------------------------------------------
                                                                 Weighted Average
                                               Income           Shares Outstanding     Per Share
                                             (numerator)          (denominator)         Amount
                                             -----------        ------------------    -----------
Basic EPS
  Income available to common stockholders     $1,246,406             4,227,236        $   0.29

Effect of dilutive securities
  Options                                              -               120,406            0.00
                                              ----------             ---------        --------

Diluted EPS
  Income available to common stockholders
     plus assumed conversions                 $1,246,406             4,347,642        $   0.29
                                              ==========             =========        ========

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

Allowance for Loan Losses
-------------------------
     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

    Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

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

                              RESULTS OF OPERATIONS

              Three months ended March 31, 2004 and March 31, 2003

                                    OVERVIEW

For the three months ended March 31, 2004, the Company realized a 11.15% increase in net income to $1.39 million or $0.33 per basic share, from $1.25 million or $0.29 per basic share for the same period the prior year. Total assets grew to $482.61 million at March 31, 2004 from $446.12 million at year-end, a $36.49 million increase. Included within the asset growth was a short term deposit made during the last days of the quarter in the amount of $15.05 million. The Company's net loans grew from a year-end total of $204.36 million to $208.75 million at March 31, 2004. Deposits also increased from $385.03 million at December 31, 2003 to $400.35 million at March 31, 2004. The growth in these areas is a reflection of First Washington's continued penetration of its target markets, as well as the impact of our three offices in Marlboro, Hamilton MarketPlace and Ewing that opened in the last quarter of 2003. Our Lawrenceville office, our sixteenth, opened the end of April 2004.

RESULTS OF OPERATIONS

Interest Income. Total interest income rose slightly to $5.26 million for the three months ended March 31, 2004 as compared to $5.03 million for the three months ended March 31, 2003. Interest income reflects the decline in the average yield on interest earning assets of 49 basis points for the three months ended March 31, 2004, compared to the same period the prior year, combined with increases in average earning assets of $58.19 million from March 31, 2003 to March 31, 2004. This decline in yield reflects declines in market interest rates over the past two years, causing acceleration of prepayments of higher yielding investments, as well as prepayment and refinancing of loans to current market rates of interest. The greatest decrease in yield, 61 basis points, was in the loan portfolio, followed closely by a decrease in yield of 59 basis points on the taxable securities portfolio. The change in yield on the loan portfolio is a reflection of the refinancing activity seen in the past year. The change in yield on the taxable securities portfolio is due to the volume of calls and the repricing of variable rate securities with longer rate resets during a declining rate environment. The largest average balance increases for the three months ended March 31, 2004 compared to March 31, 2003 were $28.03 million in taxable securities, $20.72 million in tax-exempt securities and $18.74 million in loans, offset by a decline in Federal Funds Sold of $9.30 million.

Interest Expense. The Company's interest expense for the first three months of 2004 decreased by $92 thousand to $1.48 million from $1.57 million for the first three months of 2003. While the average cost of interest bearing liabilities for the three-month period declined 39 basis points over the prior year period, the volume of average interest bearing liabilities increased $47.71 million. Time deposits had by far the greatest volume increase, increasing $39.00 million from March 31, 2003 to March 31, 2004. The rate paid on these liabilities also declined significantly, by 58 basis points for the three months ended March 31, 2004, compared to the same period the prior year. The decline in the cost of interest bearing liabilities reflects the continued low rate environment. While the decline in the rate paid on time deposits had the greatest effect on the overall cost of funds, due to the volume of time deposits, FHLB advances experienced an even greater rate decline of 73 basis points for the same periods. These rate declines reflect longer-term time deposits and FHLB advances maturing and being replaced with funds at with current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the three months ended March 31, 2004 was $4.13 million, an increase of $406 thousand over net interest income of $3.73 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 10 basis points to 3.57% for the three months ended March 31, 2004 from 3.67% for the three months ended March 31, 2003. The net yield on interest-earning assets decreased by 17 basis points to 3.89% for the three months ended March 31, 2004 from 4.06% for the same period in 2003. The decrease in yield is a reflection of general market interest rates, with declines in both the loan and securities portfolios offset by declines in rates on deposit and borrowed funds.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

                         FIRST WASHINGTON FINANCIALCORP
                             Average Balance Sheets
                                   (unaudited)

                                                            March 31,                                 March 31,
                                                             2004                                      2003
                                             ---------------------------------------   ------------------------------------
                                                                          Average                                   Average
                                                             Interest      Rates                       Interest      Rates
                                               Average        Income/      Earned/       Average        Income/     Earned/
                                               Balance        Expense       Paid         Balance        Expense      Paid
                                             ------------   -----------  ----------    ------------    ----------  ---------
ASSETS:
Interest earning assets:
   Loans                                      208,704,666     3,459,781      6.63%      189,966,700     3,436,338      7.24%
   Taxable Securities                         129,122,486     1,130,373      3.50%      101,095,394     1,034,741      4.09%
   Tax Exempt Securities                       77,917,695     1,001,300      5.14%       57,197,815       772,004      5.40%
   Federal Funds Sold                           9,668,462        23,881      0.99%       18,964,077        57,652      1.22%
                                             ------------    ----------                ------------    ----------
Total Interest Earning Assets                 425,413,309     5,615,335      5.28%      367,223,986     5,300,735      5.77%


Non-Interest Earning Assets                    25,755,857                                25,183,284
Allowance for loan losses                      (2,930,436)                               (2,794,414)
                                             ------------                              ------------

    Total Assets                             $448,238,730                              $389,612,856
                                             ============                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing liabilities:
   NOW accounts                              $ 44,584,725    $   50,099      0.45%     $ 41,584,436    $   78,294      0.75%
   Savings                                     46,862,150        45,455      0.39%       40,291,467        73,674      0.73%
   Money Market deposits                       16,281,818        16,723      0.41%       16,263,641        29,293      0.72%
   Time deposits                              215,338,330     1,270,841      2.36%      176,338,389     1,297,083      2.94%
   FHLB advances                               11,604,396        95,384      3.29%        8,122,222        81,691      4.02%
   Securities sold under repurchase
     agreements                                12,810,021         3,790      0.12%       17,175,289        14,149      0.33%
                                             ------------    ----------                ------------    ----------
Total Interest Bearing Liabilities            347,481,440     1,482,292      1.71%      299,775,444     1,574,184      2.10%

Non-Interest Bearing Liabilities:
Demand deposits                                64,433,670                                56,904,217
Other liabilities                               1,400,226                                 2,157,710
                                             ------------                              ------------
    Total Non-Interest Bearing Liabilities     65,833,896                                59,061,927

Stockholders' equity                           34,923,394                                30,775,485
                                             ------------                              ------------

Total Liabilities and Stockholders' Equity   $448,238,730                              $389,612,856
                                             ============                              ============

Net Interest Differential                                                    3.57%                                     3.67%
Net Yield on Interest-Earning Assets                                         3.89%                                     4.06%
Net interest income                                          $4,133,043                                $3,726,551
                                                             ==========                                ==========

Provision for Loan Losses. There was no provision for possible loan loses for the three months ended March 31, 2004 as compared to $120 thousand for the same period last year. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in average balance of the portfolio over both periods. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a decrease of $205 thousand, or 22.56%, to $703 thousand for the first three months of 2004 from $908 thousand for the first three months of 2003. The decrease for the three months ended March 31, 2004 as compared to the same period in 2003 consisted of a decrease of $197 thousand in fee income on the sale of mortgages, and a decrease of $85 thousand in service fees on deposit accounts, offset by an increase of $76 thousand in net gains on the sales of securities. The significant decrease in fee income on sales of mortgages reflects the low rate environment and historically high refinancing activity prevalent during 2003, the rise in home financing rates in 2004 and restrictive mortgage legislation enacted in New Jersey in the last quarter of 2003.

Non-Interest Expense. Total non-interest expense for the three months ended March 31, 2004 increased $115 thousand to $2.71 million from $2.59 million for the same period in 2003. Salary increase of $122 thousand accounted for the majority of the increase. The increase in salaries is a reflection of the addition of our Marlboro, Hamilton Marketplace and Ewing and Lawrenceville offices.

Income Taxes. Our effective income tax rate for the first quarter of 2004 was 22.01% as compared to 24.48% at March 31, 2003.

                               FINANCIAL CONDITION

                 March 31, 2004 as compared to December 31, 2003

Total assets increased to $482.61 million at March 31, 2004, a $36.50 million increase from total assets of $446.12 million at December 31, 2003. Increases at March 31, 2004 compared to year-end 2003 were primarily concentrated in federal funds sold with an increase of $12.20 million, which reflected a short term deposit made during the last days of the quarter of $15.05 million, which was subsequently withdrawn. Investment securities increased by $9.03 million, followed by a $6.67 million increase in mortgage-backed securities and a $4.39 million increase in net loans. These increases in assets were funded primarily by increases in securities sold under agreements to repurchase of $14.79 million and time deposits of $9.72 million.

Net loans at March 31, 2004 increased $4.39 million to $208.75 million from year-end 2003. The major portfolio change was in commercial real estate, which increased $4.62 million.

The following schedule presents the components of loans for each date presented:


                                              March 31, 2004                December 31, 2003
                                          --------------------------   --------------------------
                                              Amount         Pct           Amount         Pct
                                          ---------------  ---------   ---------------  ---------

Commercial and industrial                   $ 47,952,759      22.7%      $ 47,752,700      23.1%
Commercial RE properties                     113,540,106      53.7%       108,920,706      52.5%
Residential RE properties                     14,688,511       6.9%        15,034,830       7.3%
Consumer                                       3,430,179       1.6%         3,646,322       1.8%
Installment                                   14,320,701       6.8%        14,958,176       7.2%
Home equity                                   17,566,316       8.3%        16,816,717       8.1%
                                            ------------     ------      ------------     ------
Gross loans                                  211,498,572     100.0%       207,129,451     100.0%
                                                             ======                       ======
Plus:  Net deferred fees                         189,534                      164,804
                                            ------------                 ------------
Total loans                                  211,688,106                  207,294,255
Less:  Allowance for possible loan losses     (2,933,405)                  (2,929,745)
                                            ------------                 ------------
Net loans                                   $208,754,701                 $204,364,510
                                            ============                 ============



Federal funds sold increased significantly to $21.9 million at March 31, 2004 from $9.7 million at December 31, 2003. This increase of $12.2 million is a reflection of unanticipated additional liquidity at the end of the period due to increased deposits related to quarter end transactions as described above.

The following schedule presents the components of average deposits, for each period presented.

                                             March 31, 2004                 December 31, 2003
                                         -------------------------     ------------------------
                                           Average        Average        Average        Average
                                            Amount         Yield          Amount         Yield
                                         ------------    ---------     ------------    ---------
Non-interest bearing demand              $ 64,433,670        -         $ 61,575,680         -
Interest bearing demand                    44,584,725      0.45%         43,991,198       0.60%
Savings and money market deposits          63,143,968      0.39%         59,135,988       0.56%
Time deposits                             215,338,330      2.36%        188,580,380       2.63%
                                         ------------                  ------------
Total                                    $387,500,693      1.43%       $353,283,246       1.57%
                                         ============                  ============

Total year to date average deposits increased $34.22 million or 9.69% to $387.50 million through the first quarter of 2004 from the twelve-month average of $353.28 million at December 31, 2003. The majority of the increase is in time deposits of $26.76 million, which is a reflection of marketing for consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

                                  ASSET QUALITY

At March 31, 2004, non-performing assets decreased to $114 thousand from $673 thousand at December 31, 2003. This decline reflects the sale of two OREO (Other Real Estate Owned) properties during the quarter paying off the outstanding loan balances plus costs associated with the sale.

The following table provides information regarding risk elements in the loan portfolio (in thousands except percentages):

                                                   March 31,      December 31,
                                                      2004           2003
                                                  -------------  --------------

Non-accrual loans (1)                                $   114        $    114
Other Real Estate Owned                                    -             559
Non-accrual loans to total loans                       0.05%           0.06%
Non-performing assets to total assets                  0.02%           0.32%
Allowance for possible loan losses as
  a percentage of non-performing assets                2573%         435.44%
Allowance for possible loan losses to total loans      1.39%           1.41%


(1) Excludes loans past due 90 days or more and still accruing interest of approximately $345 thousand at March 31, 2004. There were no loans past due 90 days or more and still accruing at December 31, 2003.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. At March 31, 2004, the allowance for loan losses increased by $81 thousand to $2.93 million from $2.85 million at March 31, 2003 and the allowance for possible loan losses as a percentage of total loans was 1.39% compared to 1.45% for the same periods. Management receives financial statements from borrowers on a periodic basis, and reviews them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loans may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, management then makes adjustments, as deemed appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended March 31, 2004 and March 31, 2003.

                                                                           Three months ended
                                                             --------------------------------------------
                                                                March 31, 2004          March 31, 2003
                                                             --------------------    --------------------

Balance at beginning of year                                      $    2,929,745          $    2,757,874
Provision for loan losses                                                      -                 120,000
Charge-offs                                                               (1,740)                (26,501)
Recoveries                                                                 5,400                   1,000
                                                                  ---------------         ---------------
Ending Balance                                                    $    2,933,405          $    2,852,373
                                                                  ===============         ===============

Ratio of net charge-offs to average loans outstanding                          -                    0.01%

Balance of allowances as a % of total loans at period end                   1.39%                   1.45%



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

Net cash provided by our operating activities increased by $790 thousand to $2.42 million for the three months ended March 31, 2004 compared to $1.63 million for the three months ended March 31, 2003. Major changes were in other assets of $763 thousand, followed by net income of $139 thousand and other liabilities of $121 thousand, offset by a decline in the provision for loan losses of $120 thousand. The change in other assets is due primarily to a change in prepaid expenses related to the construction of and other fixed assets for our Marlboro, Hamilton Marketplace and Ewing offices. The change in other liabilities is due primarily to a change in deferred taxes associated with the unrealized gain or loss on securities.

Net cash used in investing activities was $20.00 million for the three months ended March 31, 2004 compared to $8.84 million for the three months ended March 31, 2003. Purchases of investment securities comprised the majority of the change with an increase of $10.43 million, followed by an increase of $2.88 million in repayment of principal on mortgage-backed securities.

Net cash provided by our financing activities was $33.14 million for the three months ended March 31, 2004 compared to $12.05 million for the same period in 2003. The increase is comprised mostly of an increase in securities sold under repurchase agreements of $14.49 million, followed by an increase of $11.14 million in demand deposits and savings accounts.


CAPITAL RESOURCES

Total shareholders' equity increased $2.47 million to $36.39 million at March 31, 2004 from $33.91 million at year-end 2003. The increase was due to an increase in net income of $1.39 million followed by a increase $1.06 million in net unrealized gain on securities available for sale and an increase of $34 thousand in common stock.

At March 31, 2004, the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2004 for the Company and Bank as well as the minimum regulatory requirements.

                                                               For capital adequacy
                                                 Actual              purposes          To be well capitalized
                                        ---------------------- ----------------------- -----------------------
                                           Amount      Ratio      Amount       Ratio      Amount       Ratio
                                        ------------- -------- -------------- -------- -------------- --------
Total Capital (to risk weighted assets)  $36,872,416   13.68%    $21,570,085    8.00%    $26,962,606   10.00%

Tier 1 capital (to risk weighted
   assets)                                33,939,011   12.59%     10,785,043    4.00%     16,177,564    6.00%

Tier 1 capital (to average assets)       $33,939,011    7.57%    $17,929,434    4.00%    $22,411,793    5.00%


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

Item 1.    Legal Proceedings
           ------------------

           The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
           -------------------------------------------------------------------

           Not applicable. The Company did not repurchase any equity securities during the quarter.


Item 3.    Defaults Upon Served Securities
           --------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

           (a)  Exhibits

                Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32.0 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K

           Date of Report                     Item Number
           --------------                     -----------

           January 27, 2004        Item 12 - Report of year end earnings
           January 29, 2004        Item 5 - Report of declaration of stock split

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST WASHINGTON FINANCIALCORP




Date: May 12, 2004                   By:/s/ C. Herbert Schneider
                                        ------------------------

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