Form 10QSB
period 2004-06-30
FIRST WASHINGTON FINANCIAL CORP
filed 2004-08-13
CIK 1137679

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________________

Commission file number 0-32949

FIRST WASHINGTON FINANCIALCORP
(Exact name of Registrant as Specified in Its Charter)

NEW JERSEY
(State or other jurisdiction of incorporation or organization)

52-2150671
(I.R.S. Employer Identification Number)

US ROUTE 130 & MAIN STREET
WINDSOR, NEW JERSEY 08561
(Address of Principal Executive Offices)

(609) 426-1000
(Issuer’s Telephone Number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes __ No _X_

As of August 11, 2004 there were 4,248,962 shares of common stock, no par value, outstanding.

Back to Contents

FORM 10-QSB

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
Cash and due from banks	$19,663,049	$12,951,567
Federal funds sold	7,000,000	9,700,000

Total cash and cash equivalents	26,663,049	22,651,567

Investment securities available-for-sale	124,853,253	123,798,831
Mortgage-backed securities available-for-sale	85,290,769	83,239,611
Loans, net	222,723,649	204,364,510
Premises and equipment, net	9,055,755	7,077,023
Accrued interest receivable	2,269,769	2,295,853
Other assets	3,551,896	2,688,684

Total assets	$474,408,140	$446,116,079

LIABILITIES
Deposits
Non-interest bearing – demand	$74,101,455	$66,846,532
Interest bearing – demand	55,376,259	45,819,537
Savings and money market	63,969,759	61,756,988
Certificates of deposit, under $100,000	201,030,927	197,759,240
Certificates of deposit, $100,000 and over	14,815,554	12,849,404

Total deposits	409,293,954	385,031,701

Securities sold under agreements to repurchase	18,208,171	15,860,269
FHLB advances	12,000,000	10,000,000
Accrued interest payable	278,974	277,879
Other liabilities	810,262	1,032,480

Total other liabilities	31,297,407	27,170,628

Total liabilities	440,591,361	412,202,329

SHAREHOLDERS' EQUITY
Common stock – authorized, 10,000,000 shares of no par value; 4,245,524 and 4,235,888
issued and outstanding at June 30, 2004 and December 31, 2003, respectively	29,633,723	29,499,347
Retained earnings	5,695,663	3,020,428
Accumulated other comprehensive (loss) income	(1,512,607)	1,393,975

Total shareholders' equity	33,816,779	33,913,750

Total liabilities and shareholders' equity	$474,408,140	$446,116,079

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Consolidated Statements of Income

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003

INTEREST INCOME
Loans, including fees	$3,687,629	$3,536,840	$7,147,410	$6,973,178
Investment and mortgage-backed securities
Taxable securities	1,088,208	995,706	2,218,581	2,030,447
Tax exempt securities	669,528	548,320	1,320,373	1,050,123
Federal funds sold	24,538	51,591	48,419	109,243

Total interest income	5,469,903	5,132,457	10,734,783	10,162,991

INTEREST EXPENSE
Deposits	1,344,916	1,389,843	2,728,033	2,868,187
Borrowed funds	97,577	96,877	196,752	192,717

Total interest expense	1,442,493	1,486,720	2,924,785	3,060,904

Net interest income	4,027,410	3,645,737	7,809,998	7,102,087

PROVISION FOR LOAN LOSSES	—	60,000	—	180,000

Net interest income after provision for loan losses	4,027,410	3,585,737	7,809,998	6,922,087

NON-INTEREST INCOME
Service fees on deposit accounts	302,529	340,556	583,639	706,561
Other service charges and fees	38,455	48,788	68,797	82,876
Net gains on sale of investment and mortgage-backed
securities	20,860	86,018	311,876	301,378
Fee income on sales of mortgages	97,727	216,328	147,670	463,295
Other	40,513	41,683	91,217	87,210

Total non-interest income	500,084	733,373	1,203,199	1,641,320

NON-INTEREST EXPENSE
Salaries	1,333,617	1,201,779	2,655,317	2,401,600
Employee benefits	277,616	261,965	530,003	529,281
Occupancy expense	327,709	267,478	671,792	571,609
Other	955,680	939,788	1,746,850	1,762,411

Total non-interest expense	2,894,622	2,671,010	5,603,962	5,264,901

Income before income tax expense	1,632,872	1,648,100	3,409,235	3,298,506

INCOME TAX EXPENSE	343,000	387,800	734,000	791,800

NET INCOME	$1,289,872	$1,260,300	$2,675,235	$2,506,706

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Consolidated Statement of Changes in Shareholders' Equity

For Six Months Ended June 30, 2004

(unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at December 31, 2003	$29,499,347	$3,020,428	$1,393,975		$33,913,750

Net Income	—	1,385,363	—	$1,385,363	1,385,363

Stock options exercised (3,000 shares)	33,873	—	—	—	33,873

Other comprehensive income, net
of taxes	—	—	1,055,176	1,055,176	1,055,176

Total comprehensive income (unaudited)	—	—	—	$2,440,539	—

Balance at March 31, 2004	$29,533,220	$4,405,791	$2,449,151		$36,388,162

Net Income	—	1,289,872	—	1,289,872	1,289,872

Stock options exercised (6,636 shares)	100,503	—	—	—	100,503

Other comprehensive loss, net
of taxes	—	—	(3,961,758)	(3,961,758)	(3,961,758)

Total comprehensive loss (unaudited)	—	—	—	$(2,671,886)	—

Balance at June 30, 2004	$29,633,723	$5,695,663	$(1,512,607)		$33,816,779

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$2,675,235	$2,506,706
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	212,303	250,954
Provisions for loan losses	—	180,000
Gains on sales of investment securities	(311,876)	(301,378)
Amortization of premium on investment securities	176,747	154,821
Amortization of premium on mortgage-backed securities	181,301	216,095
Accretion of discount on investment securities	(46,148)	(16,707)
Accretion of discount on mortgage-backed securities	(17,780)	(37,114)
Decrease (increase) in accrued interest receivable	26,084	(78,221)
Decrease (increase) in other assets	401,603	(850,465)
Increase (decrease) in accrued interest payable	1,095	(4,451)
Decrease in other liabilities	(222,219)	(242,621)

Net cash provided by operating activities	3,076,345	1,777,619

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(44,267,065)	(38,320,607)
Purchases of mortgage-backed securities available-for-sale	(15,391,464)	(26,565,526)
Proceeds from sales of investment securities available-for-sale	7,914,604	5,463,905
Proceeds from maturities of investment securities available-for-sale	30,833,624	22,452,869
Repayment of principal on investment securities available-for-sale	195,104	381,792
Repayment of principal on mortgage-backed securities available-for-sale	13,155,977	18,689,427
Net increase in loans	(18,059,139)	(4,321,048)
Purchase of premises and equipment	(2,191,035)	(114,747)

Net cash used in investing activities	(27,809,394)	(22,333,935)

FINANCING ACTIVITIES
Issuance of common stock under stock option plan	134,376	—
Net increase in demand deposits and savings accounts	19,024,416	4,646,090
Net increase in certificate of deposits	5,237,837	20,190,805
Proceeds from FHLB advances	2,000,000	2,000,000
Net increase in securities sold under repurchase agreements	2,347,902	1,821,754

Net cash provided by financing activities	28,744,531	28,658,649

Net increase in cash and cash equivalents	4,011,482	8,102,335

Cash and cash equivalents, beginning of year	22,651,567	23,343,859

Cash and cash equivalents, end of period	$26,663,049	$31,446,194

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$1,289,872	$1,260,300
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	158,924	122,975
Provisions for loan losses	—	60,000
Gains on sales of investment securities	(20,861)	(86,018)
Amortization of premium on investment securities	90,041	78,279
Amortization of premium on mortgage-backed securities	111,220	131,937
Accretion of discount on investment securities	(26,013)	(9,286)
Accretion of discount on mortgage-backed securities	(9,718)	(19,783)
Increase in accrued interest receivable	(62,994)	(123,519)
Increase in other assets	(244,449)	(733,190)
Decrease in accrued interest payable	(26,090)	(30,975)
Decrease in other liabilities	(605,835)	(505,494)

Net cash provided by operating activities	654,097	145,226

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(19,690,392)	(24,169,816)
Purchases of mortgage-backed securities available-for-sale	(4,290,433)	(11,618,433)
Proceeds from sales of investment securities available-for-sale	1,733,970	1,307,951
Proceeds from maturities of investment securities available-for-sale	20,306,111	12,106,000
Repayment of principal on investment securities available-for-sale	38,417	177,137
Repayment of principal on mortgage-backed securities available-for-sale	8,261,501	10,919,294
Net increase in loans	(13,968,948)	(2,134,283)
Purchase of premises and equipment	(196,350)	(83,930)

Net cash used in investing activities	(7,806,124)	(13,496,080)

FINANCING ACTIVITIES
Issuance of common stock under stock option plan	100,503	—
Net increase in demand deposits and savings accounts	13,430,112	10,193,214
Net (decrease) increase in certificate of deposits	(4,482,677)	4,893,037
Repayments of FHLB advances	(1,000,000)	—
Net (decrease) increase in securities sold under repurchase agreements	(12,442,864)	1,518,703

Net cash (used in) provided by financing activities	(4,394,926)	16,604,954

Net (decrease) increase in cash and cash equivalents	(11,546,953)	3,254,100

Cash and cash equivalents, beginning of year	38,210,002	28,192,094

Cash and cash equivalents, end of period	$26,663,049	$31,446,194

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Notes to Consolidated Financial Statements

Statements Six and Three months ended June 30, 2004 and 2003 (unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Washington FinancialCorp (the Company) was formed to operate as a bank holding company. Concurrently with its formation in 1998, the Company issued one share of its common stock in exchange for one share of common stock of First Washington State Bank (the Bank). The formation of the holding company called for a conversion of par value from $5.00 to no par value.

The Bank is a New Jersey-chartered commercial bank. The Bank provides banking services to individual and corporate customers through its sixteen branches in Mercer, Monmouth, and Ocean Counties in New Jersey.

1.   Basis of Financial Statement Presentation

The financial statements as of June 30, 2004, and for the six and three months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be attained for an entire fiscal year.

2.   Recent Accounting Pronouncements

In October 2003, the AICPA issued Statement of Position (SOP) No. 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP No. 03-3.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation’s 2003 Form 10-KSB. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Back to Contents

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

On January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Company currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

3.   Shareholders’ Equity

In the first six months of 2004, options to purchase 9,636 shares of common stock were exercised. On March 1, 2004, a 5 for 4 stock split was issued. Earnings per share for periods ending June 30, 2004 have been adjusted to reflect the stock split, and earnings per share for periods ending June 30, 2003 have been retroactively adjusted to reflect the stock split.

4.   Comprehensive Income

The Company follows FASB No. 130, “Reporting Comprehensive Income.” This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

	June 30, 2004			June 30, 2003

	Before tax	Tax	Net of tax	Before tax	Tax	Net of tax
	amount	Effect	amount	amount	Benefit	amount

	(unaudited)			(unaudited)
Unrealized gain on securities
Unrealized holding gains (losses) arising during period	$(4,783,541)	$1,674,239	$(3,109,302)	$997,648	$(349,177)	$648,471
Less reclassification adjustment for gains
realized in net income	311,876	(109,156)	202,720	(301,378)	105,482	(195,896)

Other comprehensive income (loss), net	$(4,471,665)	$1,565,083	$(2,906,582)	$696,270	$(243,695)	$452,575

Back to Contents

5.   Stock Based Compensation

The Company follows the disclosure provisions of FASB No. 123, “Accounting for Stock-Based Compensation” to account for its stock options. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service life and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

		Three months ended June 30,		Six months ended June 30,

		2004	2003	2004	2003

Net income, as reported		$1,289,872	$1,260,300	$2,675,235	$2,506,706
Less: Stock-based compensation costs
determined under fair value based method for all awards		(1,000)	—	(226,000)	(619,000)

Pro forma net income		$1,288,872	$1,260,300	$2,449,235	$1,887,706

Earnings per share – Basic	As Reported	$0.30	$0.30	$0.63	$0.59
	Proforma	$0.30	$0.30	$0.58	$0.45

Earnings per share – Diluted	As Reported	$0.28	$0.29	$0.58	$0.57
	Proforma	$0.28	$0.29	$0.53	$0.43

At June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.03% and 3.88% in 2004 and 2003, respectively, expected weighted volatility of 84.94%, cash dividend yield of 0%, and an expected life of 10 years for all periods.

The proforma net income for the six months ended June 30, 2004 was significantly impacted by the issuance of options to the Board of Directors and Officers that vested immediately on the date of the grant, January 14, 2004. Because there is no vesting period for these options, the full potential financial impact is shown in this period.

Back to Contents

NOTE B – EARNINGS PER SHARE

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the six months ended June 30, 2004

		Weighted Average
	Income	Shares Outstanding	Per Share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common stockholders	$2,675,235	4,238,675	$0.63

Effect of dilutive securities
Options	—	344,395	(0.05)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$2,675,235	4,583,070	$0.58

	For the six months ended June 30, 2003

		Weighted Average
	Income	Shares Outstanding	Per Share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common stockholders	$2,506,706	4,227,236	$0.59

Effect of dilutive securities
Options	—	157,626	0.02)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$2,506,706	4,384,862	$0.57

Back to Contents

NOTE B – EARNINGS PER SHARE (CONTINUED)

	For the three months ended June 30, 2004

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common stockholders	$1,289,872	4,240,576	$0.30

Effect of dilutive securities
Options	—	348,437	0.02)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$1,289,872	4,589,013	$0.28

	For the three months ended June 30, 2003

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common stockholders	$1,260,300	4,227,236	$0.30

Effect of dilutive securities
Options	—	186,119	0.01)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$1,260,300	4,413,355	$0.29

NOTE C – PENDING MERGER WITH FULTON FINANCIAL CORPORATION

In June, the Company signed a definitive agreement to merge with Fulton Financial Corporation. Fulton is a $10.5 billion Lancaster, Pennsylvania-based financial holding company which operates 207 banking offices. Under the terms of the agreement, each outstanding share of the Company’s common stock will be exchanged for 1.35 shares of Fulton common stock. In addition, the Company is permitted to pay $0.11 per share cash dividends in the third and fourth quarters of 2004, provided that the transaction does not close on or before the record date for Fulton’s declared cash dividend. Consummation of the merger is subject to a number of conditions, including receipt of shareholder approval and all required regulatory approvals. The parties believe the merger will be completed by April 2005.

Back to Contents

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. In the event management determines that the Company is unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Back to Contents

RESULTS OF OPERATIONS

Six and Three months ended June 30, 2004 and June 30, 2003

OVERVIEW

In June, the Company signed a definitive agreement to merge with Fulton Financial Corporation. Fulton is a $10.5 billion Lancaster, Pennsylvania-based financial holding company which operates 207 banking offices. Under the terms of the agreement, each outstanding share of the Company’s common stock will be exchanged for 1.35 shares of Fulton common stock. In addition, the Company is permitted to pay $0.11 per share cash dividends in the third and fourth quarters of 2004, provided that the transaction does not close on or before the record date for Fulton’s declared cash dividend. Consummation of the merger is subject to a number of conditions, including receipt of shareholder approval and all required regulatory approvals. The parties believe the merger will be completed by April 2005.

For the six months ended June 30, 2004, the Company realized a 6.72% increase in net income to $2.68 million or $0.63 per basic share, from $2.51 million or $0.59 per basic share for the same period the prior year. For the three months ended June 30, 2004, the Company realized a 2.35% increase in net income to $1.29 million or $0.30 per basic share, from $1.26 million or $0.30 per basic share for the same period the prior year. Total assets grew to $474.41 million at June 30, 2004 from $446.12 million at year-end, a $28.29 million increase. The Company’s net loans grew 8.98% from a year-end total of $204.36 million to $222.72 million at June 30, 2004. Deposits also increased from $385.03 million at December 31, 2003 to $409.29 million at June 30, 2004. Our balance sheet growth is a reflection of First Washington’s continued penetration of its target markets, as well as the impact of our three offices in Marlboro, Hamilton MarketPlace and Ewing that opened in the last quarter of 2003 and our Lawrenceville office, that opened in April 2004.

RESULTS OF OPERATIONS

Interest Income. Total interest income rose to $10.73 million for the six months ended June 30, 2004 as compared to $10.16 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, interest income rose to $5.47 million as compared to $5.13 million for the same period in 2003. Interest income reflects the decline in the average yield on interest earning assets of 46 basis points and 44 basis points for the six and three months ended June 30, 2004, respectively, compared to the same period the prior year, combined with increases in average interest earning assets of $60.14 million and $62.15 million for the same six and three month periods, respectively. This decline in yield reflects declines in market interest rates over the past two years, causing acceleration of prepayments of higher yielding investments, as well as prepayment and refinancing of loans to current market rates of interest. The greatest decrease in yield for the six month period was in the taxable securities portfolio of 58 basis points, followed closely by a decrease in yield of 57 basis points on the loan portfolio. For the three month period, the greatest decline in yield was on the loan portfolio, 54 basis points, followed by the taxable securities portfolio with a decline of 52 basis points. The change in yield on the loan portfolio is a reflection of the refinancing activity seen in the past year. The change in yield on the taxable securities portfolio is due to the volume of calls, maturities and the repricing of variable rate securities during a declining rate environment. The largest average balance increases for the six and three months ended June 30, 2004 compared to June 30, 2003 were $29.30 million and 28.74 million, respectively, in taxable securities, followed by $21.45 million and $24.17, respectively in the loan portfolio.

Back to Contents

Interest Expense. The Company's interest expense for the first six months of 2004 decreased by $136 thousand to $2.92 million from $3.06 million for the first six months of 2003. For the three months ended June 30, 2004 interest expense decreased $44 thousand as compared to the same period the prior year. While the average cost of interest bearing liabilities for the six month period declined 36 basis points over the prior year period, the volume of average interest bearing liabilities increased $49.38 million. In the three month period ended June 30, 2004, the average cost of interest bearing liabilities declined 33 basis points over the three month period ended June 30, 2003, with the volume of average interest bearing liabilities increasing $51.10 million for the same period. Time deposits had by far the greatest volume increase for both the six and three month periods, increasing $36.34 million and $33.72 million, respectively from June 30, 2003 to June 30, 2004. The rate paid on these liabilities also declined significantly, by 49 basis points and 41 basis points, respectively, for the six and three months ended June 30, 2004, compared to the same period the prior year. The decline in the cost of interest bearing liabilities reflects the continued low rate environment. While the decline in the rate paid on time deposits had the greatest effect on the overall cost of funds, due to the volume of time deposits, FHLB advances experienced an even greater rate decline of 73 basis points over the same periods. These rate declines reflect longer-term time deposits and FHLB advances maturing and being replaced with funds at with current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the six months ended June 30, 2004 was $8.52 million, an increase of $853 thousand over net interest income of $7.67 million for the same period the prior year. Net interest income, on a tax equivalent basis, for the three months ended June 30, 2004 was $4.39 million, an increase of $447 thousand over net interest income of $3.94 million for the same period the prior year. The net interest margin, on a fully tax-equivalent basis, decreased by 11 basis points to 3.63% for the six months ended June 30, 2004 from 3.74% for the six months ended June 30, 2003. For the three months ended June 30, 2004 the net interest margin, on a fully tax-equivalent basis was 3.69%, a decline of 12 basis points from 3.81% for the three months ended June 30, 2003. The net yield on interest–earning assets decreased by 18 basis points for both the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. The net yield on interest-earning assets for the six months ended June 30, 2004 was 3.93% as compared to 4.11% for the same period in 2003. The net yield on interest-earning assets for the three months ended June 30, 2004 was 3.98% as compared to 4.16% for the same period in 2003. The decrease in yield is a reflection of general market interest rates, with declines in both the loan and securities portfolios offset by declines in rates on deposit and borrowed funds.

Back to Contents

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six and three months ended June 30, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

FIRST WASHINGTON FINANCIALCORP

Average Balance Sheets
For the Six Months Ended
(unaudited)

	June 30,			June 30,

	2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income /	Earned /	Average	Income /	Earned /
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Interest earning assets:
Loans	212,796,949	7,147,410	6.72%	191,351,673	6,973,178	7.29%
Taxable Securities	132,813,630	2,218,581	3.34%	103,518,343	2,030,447	3.92%
Tax Exempt Securities	77,835,376	2,031,343	5.22%	60,209,615	1,615,575	5.37%
Federal Funds Sold	9,661,804	48,419	1.00%	17,890,702	109,243	1.22%

Total Interest Earning Assets	433,107,759	11,445,753	5.29%	372,970,333	10,728,443	5.75%

Non-Interest Earning Assets	27,770,732			26,050,760
Allowance for loan losses	(2,932,408)			(2,831,303)

Total Assets	$457,946,083			$396,189,790

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW accounts	$47,206,654	$103,229	0.44%	$42,162,292	$151,752	0.72%
Savings	48,085,571	92,677	0.39%	41,211,394	138,995	0.67%
Money Market deposits	15,845,762	32,509	0.41%	15,296,974	53,798	0.70%
Time deposits	216,519,588	2,499,618	2.31%	180,178,585	2,523,642	2.80%
FHLB advances	11,824,176	188,007	3.18%	8,389,503	164,079	3.91%
Securities sold under repurchase agreements	14,040,698	8,745	0.12%	16,905,690	28,638	0.34%

Total Interest Bearing Liabilities	353,522,449	2,924,785	1.65%	304,144,438	3,060,904	2.01%

Non-Interest Bearing Liabilities:
Demand deposits	68,029,038			58,427,404
Other liabilities	1,427,503			2,251,460

Total Non-Interest Bearing Liabilities	69,456,541			60,678,864

Stockholders' equity	34,967,093			31,366,488

Total Liabilities and Stockholders' Equity	$457,946,083			$396,189,790

Net Interest Differential			3.63%			3.74%
Net Yield on Interest-Earning Assets			3.93%			4.11%
Net interest income		$8,520,968			$7,667,539

Back to Contents

FIRST WASHINGTON FINANCIALCORP

Average Balance Sheets
For the Three Months Ended
(unaudited)

	June 30,			June 30,

	2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income /	Earned /	Average	Income /	Earned /
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Interest earning assets:
Loans	216,889,233	3,687,629	6.80%	192,721,426	3,536,840	7.34%
Taxable Securities	135,159,333	1,088,208	3.22%	106,417,112	995,706	3.74%
Tax Exempt Securities	79,098,496	1,030,043	5.21%	62,685,875	843,569	5.38%
Federal Funds Sold	9,655,146	24,537	1.02%	16,829,120	51,591	1.23%

Total Interest Earning Assets	440,802,208	5,830,417	5.29%	378,653,533	5,427,706	5.73%

Non-Interest Earning Assets	29,785,608			26,908,703
Allowance for loan losses	(2,934,380)			(2,867,786)

Total Assets	$467,653,436			$402,694,450

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW accounts	$49,828,583	$53,130	0.43%	$42,733,798	$73,458	0.69%
Savings	49,308,992	47,222	0.38%	42,121,212	65,320	0.62%
Money Market deposits	15,409,707	15,786	0.41%	14,340,930	24,505	0.68%
Time deposits	217,700,844	1,228,778	2.26%	183,976,581	1,226,560	2.67%
FHLB advances	12,043,956	92,622	3.08%	8,653,846	82,388	3.81%
Securities sold under repurchase agreements	15,271,375	4,955	0.13%	16,639,055	14,489	0.35%

Total Interest Bearing Liabilities	359,563,457	1,442,493	1.60%	308,465,422	1,486,720	1.93%

Non-Interest Bearing Liabilities:
Demand deposits	71,624,406			59,933,853
Other liabilities	1,454,781			2,344,181

Total Non-Interest Bearing Liabilities	73,079,187			62,278,034

Stockholders' equity	35,010,792			31,950,994

Total Liabilities and Stockholders' Equity	$467,653,436			$402,694,450

Net Interest Differential			3.69%			3.81%
Net Yield on Interest-Earning Assets			3.98%			4.16%
Net interest income		$4,387,924			$3,940,986

Back to Contents

Provision for Loan Losses. There was no provision for possible loan loses for the six and three months ended June 30, 2004 as compared to $180 thousand and $60 thousand, respectively, for the same periods last year. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a decrease of $438 thousand, or 26.69%, to $1.20 million for the first six months of 2004 from $1.64 million for the first six months of 2003. For the three month period ended June 30, 2004, total non-interest income showed a decrease of $233 thousand to $500 thousand from $733 thousand. The decrease for the six month period ending June 30, 2004 as compared to the same period of 2003 consists primarily of a decline of $316 thousand in fee income on the sale of mortgages, followed by a decrease of $123 thousand in service fees on deposit accounts. For the three month period ending June 30, 2004 as compared to the same period of 2003, a similar decline was seen in the income on sold mortgages of $119 thousand, coupled with a decline of $65 thousand in net gains on the sale of investment and mortgage-backed securities. The significant decrease in fee income on sales of mortgages reflects a decreased level of mortgage originations in 2004 due to the low rate environment and historically high refinancing activity prevalent during 2003, the rise in home financing rates in 2004 and restrictive mortgage legislation enacted in New Jersey in the last quarter of 2003.

Non-Interest Expense. Total non-interest expense for the six months ended June 30, 2004 increased $339 thousand to $5.60 million from $5.26 million for the same period in 2003. Salary increases of $254 thousand accounted for the majority of the increase, followed by an increase in occupancy expense of $100 thousand. Total non-interest expense for the three months ended June 30, 2004 increased $224 thousand to $2.89 million from $2.67 million for the same period in 2003. In the three month period, salary increases accounted for the majority of the increase with an increase of $132 thousand, followed by an increase in occupancy expense of $60 thousand. The increase in salaries is a reflection of the addition of our Marlboro, Hamilton Marketplace and Ewing and Lawrenceville offices. In addition, the Company incurred an expense of $148 thousand in the second quarter for costs associated with the anticipated merger with Fulton Financial Corporation.

Income Taxes. Our effective income tax rate for the second quarter of 2004 was 21.5% as compared to 21.7% at December 31, 2003. The effective income tax rate for the three months ended June 30, 2004 was 21.01%.

Back to Contents

FINANCIAL CONDITION

June 30, 2004 as compared to December 31, 2003

Total assets increased to $474.41 million at June 30, 2004, a $28.29 million increase from total assets of $446.12 million at December 31, 2003. The most significant increase at June 30, 2004 compared to year-end 2003 was seen in net loans of $18.36 million followed by a $6.71 million increase in cash and due from banks. Mortgage-backed securities increased $2.05 million, followed by an increase of $1.98 million in premises and equipment and $1.05 in investment securities. These increases in assets were funded primarily by increases in interest bearing demand deposits of $9.56 million, non-interest bearing deposits of $7.25 million, and time deposits of $5.24 million.

Net loans at June 30, 2004 increased $18.36 million to $222.72 million from year-end 2003. The major portfolio change was in commercial real estate, which increased $18.46 million.

The following schedule presents the components of loans for each date presented:

	June 30, 2004		December 31, 2003

	Amount	Pct	Amount	Pct

Commercial and industrial	$47,110,248	20.9%	$47,752,700	23.1%
Commercial RE properties	127,383,827	56.5%	108,920,706	52.5%
Residential RE properties	15,038,495	6.7%	15,034,830	7.3%
Consumer	3,428,069	1.5%	3,646,322	1.8%
Installment	13,712,595	6.1%	14,958,176	7.2%
Home equity	18,850,928	8.3%	16,816,717	8.1%

Gross loans	225,524,162	100.0%	207,129,451	100.0%

Plus: Net deferred fees	144,999		164,804

Total loans	225,669,161		207,294,255
Less: Allowance for possible loan losses	(2,945,512)		(2,929,745)

Net loans	$222,723,649		$204,364,510

Federal funds sold decreased to $7.0 million at June 30, 2004 from $9.7 million at December 31, 2003.

The following schedule presents the components of average deposits, for each period presented.

	June 30, 2004		December 31, 2003

	Average	Average	Average	Average
	Amount	Yield	Amount	Yield

Non-interest bearing demand	$68,029,038	—	$61,575,680	—
Interest bearing demand	47,206,654	0.44%	43,991,198	0.60%
Savings and money market deposits	63,931,333	0.78%	59,135,988	0.56%
Time deposits	216,519,588	2.31%	188,580,380	2.63%

Total	$395,686,613	1.44%	$353,283,246	1.57%

Total year to date average deposits increased $42.40 million or 12.00% to $395.69 million through the second quarter of 2004 from the twelve-month average of $353.28 million at December 31, 2003. The majority of the increase is in time deposits of $27.94 million, which is a reflection of marketing for consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Back to Contents

ASSET QUALITY

At June 30, 2004, non-performing assets decreased significantly to $23 thousand from $673 thousand at December 31, 2003. This decline reflects the sale of two OREO (Other Real Estate Owned) properties during the first quarter paying off the outstanding loan balances plus costs associated with the sale.

The following table provides information regarding risk elements in the loan portfolio (in thousands except percentages):

	June 30,	December 31,
	2004	2003

Non-accrual loans (1)	$23	$114
Other Real Estate Owned	—	559
Non-accrual loans to total loans	0.01%	0.06%
Non-performing assets to total assets	0.00%	0.32%
Allowance for possible loan losses as
a percentage of non-performing assets	12840%	435%
Allowance for possible loan losses to total loans	1.31%	1.41%

(1)	There were no loans past due 90 days or more and still accruing at June 30, 2004 nor December 31, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. At June 30, 2004, the allowance for loan losses increased by $38 thousand to $2.95 million from $2.91 million at June 30, 2003 and the allowance for possible loan losses as a percentage of total loans was 1.31% compared to 1.46% for the same periods. Management receives financial statements from borrowers on a periodic basis, and reviews them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loans may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, management then makes adjustments, as deemed appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended June 30, 2004 and June 30, 2003.

	Six months ended

	June 30, 2004	June 30, 2003

Balance at beginning of year	$2,929,745	$2,757,874
Provision for loan losses	—	180,000
Charge-offs	(8,135)	(43,497)
Recoveries	23,902	13,040

Ending Balance	$2,945,512	$2,907,417

Ratio of net (recoveries) charge-offs to average loans outstanding	-0.01%	0.02%

Balance of allowances as a % of total loans at period end	1.31%	1.46%

Back to Contents

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

Net cash provided by operating activities increased by $1.30 million to $3.08 million for the six months ended June 30, 2004 compared to $1.78 million for the six months ended June 30, 2003. Major changes were in other assets of $1.25 million, followed by net income of $169 thousand and accrued interest receivable of $104 thousand, offset by a decline in the provision for loan losses of $180 thousand. For the three months ended June 30, 2004 net cash provided by operating activities increased by $509 thousand to $654 thousand, from $145 thousand at June 30, 2003. The change in other assets also accounted for the majority of the change in the three month period with an increase of $489 thousand. The change in other assets for both periods is due primarily to a change in deferred taxes associated with the unrealized gain or loss on securities.

Net cash used in investing activities was $27.81 million and $7.81 million for the six and three months ended June 30, 2004 compared to $ 22.33 million and $13.50 million for the six and three months ended June 30, 2003. The net increase in loans comprised the majority of the change with an increase of $13.74 million for the six month period and a $11.83 million increase for the three month period, offset by a decrease of $8.38 million in proceeds from maturities on investment securities for the six month period and a decrease of $8.20 million for the three month period.

Net cash provided by financing activities was $28.74 million for the six months ended June 30, 2004 compared to $28.66 million for the same period in 2003. The minor increase is comprised mostly of an increase in demand deposits and savings accounts of $14.38 million, offset by a decrease in certificates of deposits of $14.95 million. For the three months ended June 30, 2004, net cash provided by financing activities declined $21.00 million due primarily to a decrease of $13.96 million in securities sold under repurchase agreements, as a short term deposit of $15.05 million that was made during the last days of the first quarter, was subsequently withdrawn. In addition to this decrease, a $9.38 million decrease was seen in certificates of deposits for the three month period.

CAPITAL RESOURCES

Total shareholders' equity decreased $97 thousand to $33.82 million at June 30, 2004 from $33.91 million at year-end 2003. The decrease was due to a decrease of $2.91 million in accumulated other comprehensive income (loss), offset by an increase in net income of $2.68 million.

At June 30, 2004, each of the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2004 for the Company and Bank as well as the minimum regulatory requirements.

			For capital adequacy
	Actual		purposes		To be well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$38,274,898	13.47%	$22,737,601	8.00%	$28,422,002	10.00%

Tier 1 capital (to risk weighted assets)	35,329,386	12.43%	11,368,801	4.00%	17,053,201	6.00%

Tier 1 capital (to average assets)	$35,329,386	7.55%	$18,706,140	4.00%	$23,382,675	5.00%

The regulatory capital of the Company is not materially different from that of the Bank.

Back to Contents

ITEM 3 – CONTROLS AND PROCEDURES

First Washington FinancialCorp’s (the Company) Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures) that the Company’s disclosure controls and procedures are, as of the end of the period covered by this report, effective to ensure that information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

Part II Other Information

Item 1.	Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable. The Company did not repurchase any equity securities during the quarter.

Item 3.	Defaults Upon Served Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Report on form 8-K

	(a)	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.0 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

	Date of Report	Item Number

	April 27, 2004	Item 12 – Report of first quarter earnings
	June 17, 2004	Item 5 – Report of definitive merger agreement with Fulton Financial Corporation

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WASHINGTON FINANCIALCORP

Date August 11, 2004	By: /s/ C. Herbert Schneider

C. HERBERT SCHNEIDER
President & CEO

By: /s/ Lewis H. Foulke, Jr.

LEWIS H. FOULKE, JR.
Senior Vice President & CFO
(Principal Financial and Accounting Officer)