Form 10QSB
period 2004-09-30
FIRST WASHINGTON FINANCIAL CORP
filed 2004-11-15
CIK 1137679

 Prepared and filed by St Ives Burrups

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes __  No   X

As of November 10, 2004 there were 4,254,533 shares of common stock, no par value, outstanding.

Back to Contents

FORM 10-QSB

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Cash and due from banks	$14,248,743	$12,951,567
Federal funds sold	18,370,000	9,700,000

Total cash and cash equivalents	32,618,743	22,651,567

Investment securities available-for-sale	125,420,807	123,798,831
Mortgage-backed securities available-for-sale	89,941,723	83,239,611
Loans, net	224,849,784	204,364,510
Premises and equipment, net	9,206,392	7,077,023
Accrued interest receivable	2,232,633	2,295,853
Other assets	2,046,910	2,688,684

Total assets	$486,316,992	$446,116,079

LIABILITIES
Deposits
Non-interest bearing – demand	$73,876,907	$66,846,532
Interest bearing – demand	58,187,337	45,819,537
Savings and money market	63,449,381	61,756,988
Certificates of deposit, under $100,000	210,512,116	197,759,240
Certificates of deposit, $100,000 and over	12,743,989	12,849,404

Total deposits	418,769,730	385,031,701

Securities sold under agreements to repurchase	18,162,498	15,860,269
FHLB advances	11,000,000	10,000,000
Accrued interest payable	302,004	277,879
Other liabilities	1,079,336	1,032,480

Total other liabilities	30,543,838	27,170,628

Total liabilities	449,313,568	412,202,329

SHAREHOLDERS' EQUITY
Common stock – authorized, 10,000,000 shares of no par value; 4,253,741 and 4,235,888
issued and outstanding at September 30, 2004 and December 31, 2003, respectively	29,722,471	29,499,347
Retained earnings	6,726,913	3,020,428
Accumulated other comprehensive income	554,040	1,393,975

Total shareholders’ equity	37,003,424	33,913,750

Total liabilities and shareholders’ equity	$486,316,992	$446,116,079

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Consolidated Statements of Income
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

INTEREST INCOME
Loans, including fees	$3,764,781	$3,525,459	$10,912,191	$10,498,637
Investment and mortgage-backed securities
Taxable securities	1,130,981	897,569	3,349,562	2,928,016
Tax exempt securities	653,662	606,591	1,974,035	1,656,715
Federal funds sold	47,484	42,510	95,903	151,754

Total interest income	5,596,908	5,072,129	16,331,691	15,235,122

INTEREST EXPENSE
Deposits	1,385,305	1,349,762	4,113,338	4,217,949
Borrowed funds	101,454	85,882	298,206	278,598

Total interest expense	1,486,759	1,435,644	4,411,544	4,496,547

Net interest income	4,110,149	3,636,485	11,920,147	10,738,575

PROVISION FOR LOAN LOSSES	150,000	60,000	150,000	240,000

Net interest income after provision for loan losses	3,960,149	3,576,485	11,770,147	10,498,575

NON-INTEREST INCOME
Service fees on deposit accounts	384,094	336,022	967,733	1,042,583
Other service charges and fees	40,281	28,230	109,078	111,106
Net gains on sale of investment and mortgage-backed
securities	500,071	—	811,947	301,378
Fee income on sales of mortgages	84,440	311,029	232,110	774,324
Other	53,486	89,725	144,703	176,935

Total non-interest income	1,062,372	765,006	2,265,571	2,406,326

NON-INTEREST EXPENSE
Salaries	1,333,181	1,312,711	3,988,498	3,714,311
Employee benefits	279,340	263,072	809,343	792,354
Occupancy expense	329,539	264,812	1,001,331	836,421
Other	1,125,371	916,059	2,872,221	2,678,469

Total non-interest expense	3,067,431	2,756,654	8,671,393	8,021,555

Income before income tax expense	1,955,090	1,584,837	5,364,325	4,883,346

INCOME TAX EXPENSE	456,000	351,680	1,190,000	1,143,480

NET INCOME	$1,499,090	$1,233,157	$4,174,325	$3,739,866

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Consolidated Statement of Changes in Shareholders’ Equity
For Nine Months Ended September 30, 2004
(unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2003	$29,499,347	$3,020,428	$1,393,975		$33,913,750

Net Income	—	1,385,363	—	1,385,363	1,385,363

Stock options exercised (3,000 shares)	33,873	—	—	—	33,873

Other comprehensive income, net
of taxes	—	—	1,055,176	1,055,176	1,055,176

Total comprehensive income (unaudited)	—	—	—	$2,440,539	—

Balance at March 31, 2004	$29,533,220	$4,405,791	$2,449,151		$36,388,162

Net Income	—	1,289,872	—	1,289,872	1,289,872

Stock options exercised (6,636 shares)	100,503	—	—	—	100,503

Other comprehensive loss, net
of taxes	—	—	(3,961,758)	(3,961,758)	(3,961,758)

Total comprehensive loss (unaudited)	—	—	—	$(2,671,886)	—

Balance at June 30, 2004	$29,633,723	$5,695,663	$(1,512,607)		$33,816,779

Net Income	—	1,499,090	—	1,499,090	1,499,090

Stock options exercised (8,217 shares)	88,748	—	—	—	88,748

Cash Stock dividend ($0.11 per share)		(467,840)			(467,840)

Other comprehensive loss, net
of taxes	—	—	2,066,647	2,066,647	2,066,647

Total comprehensive income (unaudited)	—	—	—	$3,565,737	—

Balance at September 30, 2004	$29,722,471	$6,726,913	$554,040		$37,003,424

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$4,174,325	$3,739,866
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	270,245	366,272
Provisions for loan losses	150,000	240,000
Gains on sales of investment securities	(713,633)	(301,378)
Gains on sales of mortgage-backed securities	(98,314)	—
Amortization of premium on investment securities	257,217	238,691
Amortization of premium on mortgage-backed securities	270,842	414,941
Accretion of discount on investment securities	(68,242)	(30,262)
Accretion of discount on mortgage-backed securities	(26,002)	(57,351)
Decrease (increase) in accrued interest receivable	63,220	(120,123)
Decrease (increase) in other assets	793,778	(1,524,151)
Increase (decrease) in accrued interest payable	24,125	(22,252)
Decrease (increase) in other liabilities	46,855	(105,152)

Net cash provided by operating activities	5,144,416	2,839,101

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(58,040,744)	(57,885,588)
Purchases of mortgage-backed securities available-for-sale	(29,847,634)	(41,832,027)
Proceeds from sales of investment securities available-for-sale	14,742,314	5,463,905
Proceeds from sales of mortgage-backed securities available-for-sale	3,502,130	—
Proceeds from maturities of investment securities available-for-sale	40,672,686	30,205,795
Repayment of principal on investment securities available-for-sale	257,295	492,295
Repayment of principal on mortgage-backed securities available-for-sale	19,476,059	32,343,484
Net increase in loans	(20,335,274)	(9,428,019)
Purchase of premises and equipment	(2,399,614)	(216,239)

Net cash used in investing activities	(31,972,782)	(40,856,394)

FINANCING ACTIVITIES
Issuance of common stock under stock option plan	(244,716)	98,694
Net increase in demand deposits and savings accounts	21,090,568	8,407,311
Net increase in certificate of deposits	12,647,461	27,903,952
Proceeds from FHLB advances	1,000,000	2,000,000
Net increase in securities sold under repurchase agreements	2,302,229	(1,132,222)

Net cash provided by financing activities	36,795,542	37,277,735

Net increase (decrease) in cash and cash equivalents	9,967,176	(739,558)

Cash and cash equivalents, beginning of year	22,651,567	23,343,859

Cash and cash equivalents, end of period	$32,618,743	$22,604,301

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended September 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$1,499,090	$1,233,157
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	57,942	115,318
Provisions for loan losses	150,000	60,000
Gains on sales of investment securities	(401,757)	—
Gains on sales of mortgage-backed securities	(98,314)	—
Amortization of premium on investment securities	80,470	83,869
Amortization of premium on mortgage-backed securities	89,541	198,846
Accretion of discount on investment securities	(22,094)	(13,555)
Accretion of discount on mortgage-backed securities	(8,222)	(20,237)
Increase in accrued interest receivable	37,136	(41,902)
Increase in other assets	392,175	(673,682)
Decrease in accrued interest payable	23,030	(17,801)
Decrease in other liabilities	269,074	137,470

Net cash provided by operating activities	2,068,071	1,061,483

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(13,773,679)	(19,564,981)
Purchases of mortgage-backed securities available-for-sale	(14,456,170)	(15,266,502)
Proceeds from sales of investment securities available-for-sale	6,827,710	—
Proceeds from sales of mortgage-backed securities available-for-sale	3,502,130	—
Proceeds from maturities of investment securities available-for-sale	9,839,062	7,752,925
Repayment of principal on investment securities available-for-sale	62,191	110,503
Repayment of principal on mortgage-backed securities available-for-sale	6,320,082	13,654,056
Net increase in loans	(2,276,135)	(5,106,971)
Purchase of premises and equipment	(208,579)	(101,492)

Net cash used in investing activities	(4,163,388)	(18,522,462)

FINANCING ACTIVITIES
Issuance of common stock under stock option plan	(379,092)	98,694
Net increase in demand deposits and savings accounts	2,066,151	3,761,221
Net (decrease) increase in certificate of deposits	7,409,625	7,713,147
Repayments of FHLB advances	(1,000,000)	—
Net (decrease) increase in securities sold under repurchase agreements	(45,673)	(2,953,976)

Net cash (used in) provided by financing activities	8,051,011	8,619,086

Net (decrease) increase in cash and cash equivalents	5,955,694	(8,841,893)

Cash and cash equivalents, beginning of year	26,663,049	31,446,194

Cash and cash equivalents, end of period	$32,618,743	$22,604,301

The accompanying notes are an integral part of these statements.

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Notes to Consolidated Financial Statements
Statements Nine and Three months ended September 30, 2004 and 2003 (unaudited)

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

1. Basis of Financial Statement Presentation

The financial statements as of September 30, 2004, and for the nine and three months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations have been included. The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be attained for an entire fiscal year.

2. Recent Accounting Pronouncements

In October 2003, the AICPA issued Statement of Position (SOP) No. 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination, acquired by completion of a transfer, for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractually required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP No. 03-3.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company is in the process of determining the impact that this EITF will have on its financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on its results of operations.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business issuers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Company currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

3. Shareholders’ Equity

In the first nine months of 2004, options to purchase 17,853 shares of common stock were exercised. On March 1, 2004, a 5 for 4 stock split was issued and on September 30, 2004 a $0.11 per share cash dividend was paid. Earnings per share for periods ending September 30, 2004 have been adjusted to reflect the stock split and cash dividend, and earnings per share for periods ending September 30, 2003 have been retroactively adjusted to reflect the stock split.

4. Comprehensive Income

The Company follows FASB No. 130, “Reporting Comprehensive Income.” This standard established new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) is as follows for the following periods ended:

	September 30, 2004			September 30, 2003

	Before tax amount	Tax Effect	Net of tax amount	Before tax amount	Tax Benefit	Net of tax amount

	(unaudited)			(unaudited)
Unrealized gain on securities
Unrealized holding gains (losses) arising during period	$(2,104,154)	$736,454	$(1,367,700)	$(1,748,713)	$612,050	$(1,136,663)
Less reclassification adjustment for gains
realized in net income	811,947	(284,181)	527,766	(301,378)	105,482	(195,896)

Other comprehensive income (loss), net	$(1,292,207)	$452,273	$(839,934)	$(2,050,091)	$717,532	$(1,332,559)

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

		Three months ended September 30,		Nine months ended September 30,

		2004	2003	2004	2003

Net income, as reported		$1,499,090	$1,233,157	$4,174,325	$3,739,866
Less: Stock-based compensation costs determined
under fair value based method for all awards		—	(1,000)	(227,000)	(619,000)

Pro forma net income		$1,499,090	$1,232,157	$3,947,325	$3,120,866

Earnings per share – Basic	As Reported	$0.35	$0.29	$0.98	$0.88
	Proforma	$0.35	$0.29	$0.93	$0.74

Earnings per share – Diluted	As Reported	$0.32	$0.28	$0.90	$0.85
	Proforma	$0.32	$0.29	$0.86	$0.71

At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.03% and 3.88% in 2004 and 2003, respectively, expected weighted volatility of 85.07%, and an expected life of 10 years for all periods.

The proforma net income for the nine months ended September 30, 2004 was significantly impacted by the issuance of options to the Board of Directors and Officers that vested immediately on the date of the grant, January 14, 2004. Because there is no vesting period for these options, the full potential financial impact is shown in this period.

Back to Contents

NOTE B – EARNINGS PER SHARE

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the nine months ended September 30, 2004

	Income (numerator)	Weighted Average Shares Outstanding (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$4,174,325	4,242,442	$0.98

Effect of dilutive securities
Options	—	373,312	(0.08)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$4,174,325	4,615,754	$0.90

	For the nine months ended September 30, 2003

	Income (numerator)	Weighted Average Shares Outstanding (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$3,739,866	4,228,811	$0.88

Effect of dilutive securities
Options	—	211,613	(0.04)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$3,739,866	4,440,424	$0.84

Back to Contents

NOTE B – EARNINGS PER SHARE (CONTINUED)

	For the three months ended September 30, 2004

	Income (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$1,499,090	4,249,895	$0.35

Effect of dilutive securities
Options	—	371,131	(0.03)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$1,499,090	4,621,026	$0.32

	For the three months ended September 30, 2003

	Income (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$1,233,157	4,228,811	$0.29

Effect of dilutive securities
Options	—	219,774	(0.01)

Diluted EPS
Income available to common stockholders
plus assumed conversions	$1,233,157	4,448,585	$0.28

NOTE C – PENDING MERGER WITH FULTON FINANCIAL CORPORATION

In June, the Company signed a definitive agreement to merge with Fulton Financial Corporation. Fulton is a $10.6 billion Lancaster, Pennsylvania-based financial holding company which operates 207 banking offices. Under the terms of the agreement, each outstanding share of the Company’s common stock will be exchanged for 1.35 shares of Fulton common stock. In addition, the Company is permitted to pay $0.11 per share cash dividends in the third and fourth quarters of 2004, provided that the transaction does not close on or before the record date for Fulton’s declared cash dividend. The third quarter $0.11 per share dividend was paid on September 30, 2004 to shareholders of record on August 30, 2004. Shareholder approval was received on November 5, 2004. Consummation of the merger is still subject all required regulatory approvals. The parties believe the merger will be completed by December 31, 2004.

Back to Contents

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Back to Contents

RESULTS OF OPERATIONS

Nine and Three months ended September 30, 2004 and September 30, 2003

OVERVIEW

In June, the Company signed a definitive agreement to merge with Fulton Financial Corporation. Fulton is a $10.6 billion Lancaster, Pennsylvania-based financial holding company which operates 207 banking offices. Under the terms of the agreement, each outstanding share of the Company’s common stock will be exchanged for 1.35 shares of Fulton common stock. In addition, the Company is permitted to pay $0.11 per share cash dividends in the third and fourth quarters of 2004, provided that the transaction does not close on or before the record date for Fulton’s declared cash dividend. The Company paid the third quarter cash dividend of $0.11 per share on September 30, 2004. Consummation of the merger is subject to a number of conditions, including receipt of shareholder approval and all required regulatory approvals. The parties believe the merger will be completed by December 31, 2004.

For the nine months ended September 30, 2004, the Company realized an 11.62% increase in net income to $4.17 million or $0.98 per basic share, from $3.74 million or $0.88 per basic share for the same period the prior year. For the three months ended September 30, 2004, the Company realized a 21.57% increase in net income to $1.50 million or $0.35 per basic share, from $1.23 million or $0.29 per basic share for the same period the prior year. Total assets grew to $486.32 million at September 30, 2004 from $446.12 million at year-end, a $40.20 million increase. The Company’s net loans grew 10.02% from a year-end total of $204.36 million to $224.85 million at September 30, 2004. Deposits also increased from $385.03 million at December 31, 2003 to $418.77 million at September 30, 2004. As evidenced by our balance sheet growth, we have continued to penetrate our target markets with the addition of four new branches over the past year.

RESULTS OF OPERATIONS

Interest Income. Total interest income rose to $16.33 million for the nine months ended September 30, 2004 as compared to $15.24 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, interest income rose to $5.60 million as compared to $5.07 million for the same period in 2003. The change in interest income is a reflection of increases in average interest earning assets of $56.97 million and $50.79 million for the same nine and three month periods, respectively, partially offset by a decline in the average yield on interest earning assets of 34 basis points and 12 basis points for the nine and three months ended September 30, 2004, respectively, compared to the same period the prior year. This rate of decline in yield has started to diminish as market interest rates have started to rise slightly over the past few months. The greatest yield decline for the nine month period was seen in the loan portfolio (50 basis points), followed by a decrease in yield of 32 basis points on the taxable securities portfolio. For the three month period, the greatest decline in yield was also on the loan portfolio (37 basis points), which is a reflection of the refinancing activity in the past year. These yield declines were partially offset by yield an increase of 40 basis points on the Federal Funds Sold portfolio and an 11 basis point increase on the taxable securities portfolio. The largest average balance increase for the nine months ended September 30, 2004 compared to September 30, 2003 was $26.60 million in taxable securities, followed by $22.73 million in the loan portfolio. For the three month period ended September 30, 2004 as compared to September 30, 2003, the largest increase in average balance was in the loan portfolio of $25.30 million followed closely by an increase of $23.95 million in the taxable securities portfolio.

Back to Contents

Interest Expense. The Company's interest expense for the first nine months of 2004 decreased by $85 thousand to $4.41 million from $4.50 million for the first nine months of 2003. For the three months ended September 30, 2004 interest expense decreased $51 thousand as compared to the same period the prior year. While the average cost of interest bearing liabilities for the nine month period declined 28 basis points over the prior year period, the volume of average interest bearing liabilities increased $46.40 million. Half of the decline in the average cost of interest-bearing liabilities over the full nine month period, 14 basis points, occurred during the three month period ended September 30, 2004, with the volume of average interest bearing liabilities increasing $40.54 million for the same period. Time deposits had by far the greatest impact with volume increases for both the nine and three month periods of $33.34 million and $27.40 million, respectively. The rate paid on these liabilities also declined, 41 basis points and 24 basis points, respectively, for the nine and three months ended September 30, 2004, compared to the same period the prior year. The decline in the cost of interest bearing liabilities reflects the continued low rate environment. While the decline in the rate paid on time deposits had the greatest effect on the overall cost of funds, FHLB advances experienced an even greater rate decline of 59 basis points and 33 basis points, respectively, over the same periods. These rate declines reflect longer-term time deposits and FHLB advances maturing and being replaced with funds at current market rates of interest.

Net-Interest Income. Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2004 was $12.98 million, an increase of $1.35 million over net interest income of $11.63 million for the same period the prior year. Net interest income, on a tax equivalent basis, for the three months ended September 30, 2004 was $4.46 million, an increase of $499 thousand over net interest income of $3.96 million for the same period the prior year. The net interest margin saw a marginal decline, on a fully tax-equivalent basis, of 6 basis points to 3.65% for the nine months ended September 30, 2004 from 3.71% for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the net interest margin, on a fully tax-equivalent basis was 3.69%, a decline of 2 basis points from 3.69% for the three months ended September 30, 2003. The net yield on interest–earning assets decreased by 34 basis points and 12 basis points for the nine and three month periods ended September 30, 2004 as compared to the same periods in 2003, respectively. The net yield on interest-earning assets for the nine months ended September 30, 2004 was 3.95% as compared to 4.07% for the same period in 2003. The net yield on interest-earning assets was 3.99% for both the three month periods ended September 30, 2004 and September 30, 2003. The yield changes reflect a shift in general market interest rates, which have stabilized or increased over the past year.

Back to Contents

The following table presents, on a tax equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the three months ended September 30, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

FIRST WASHINGTON FINANCIALCORP
Comparative Average Balance Sheet
For the Nine Months Ended
(unaudited)

	September 30,			September 30,

	2004			2003

	Average Balance	Interest Income / Expense	Average Rates Earned / Paid	Average Balance	Interest Income / Expense	Average Rates Earned / Paid

Assets:
Interest earning assets:
Loans	216,305,963	10,912,191	6.73%	193,575,065	10,498,637	7.23%
Taxable Securities	131,980,851	3,349,562	3.38%	105,377,893	2,928,016	3.70%
Tax Exempt Securities	78,822,395	3,036,977	5.14%	64,590,266	2,548,792	5.26%
Fed Funds Sold	10,894,300	95,903	1.17%	17,491,996	151,754	1.16%

Total Interest Earning Assets	438,003,509	17,394,633	5.30%	381,035,220	16,127,199	5.64%

Non-Interest Earning Assets	28,712,233			27,780,595
Allowance for possible loan losses	(2,939,601)			(2,837,459)

Total Assets	$463,776,141			$405,978,356

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
NOW accounts	$49,584,839	$165,641	0.45%	$43,300,818	$212,001	0.65%
Savings	48,012,763	139,486	0.39%	42,638,303	192,664	0.60%
Money Market deposits	16,124,189	51,272	0.42%	15,408,417	74,525	0.64%
Time deposits	217,592,435	3,756,939	2.30%	184,251,003	3,738,759	2.71%
FHLB advances	11,868,613	280,954	3.16%	8,437,729	237,425	3.75%
Securities sold under repurchase agreements	14,298,695	17,252	0.16%	17,043,440	41,173	0.32%

Total Interest Bearing Liabilities	357,481,534	4,411,544	1.65%	311,079,710	4,496,547	1.93%

Non-Interest Bearing Liabilities:
Demand deposits	69,889,133			60,857,841
Other liabilities	1,329,345			2,276,463

Total Non-Interest Bearing Liabilities	71,218,478			63,134,304

Stockholders’ equity	35,076,129			31,764,342

Total Liabilities and Stockholders’ Equity	$463,776,141			$405,978,356

Net Interest Differential			3.65%			3.71%
Net Yield on Interest-Earning Assets			3.95%			4.07%
Net interest income		$12,983,089			$11,630,652

Back to Contents

FIRST WASHINGTON FINANCIALCORP
Comparative Average Balance Sheet
For the Three Months Ended
(unaudited)

	September 30,			September 30,

	2004				2003

	Average Balance	Interest Income / Expense	Average Rates Earned / Paid	Average Balance	Interest Income / Expense	Average Rates Earned / Paid
Assets:
Interest earning assets:
Loans	223,247,706	3,764,781	6.75%	197,949,346	3,525,459	7.12%
Taxable Securities	133,897,974	1,130,981	3.38%	109,949,589	897,569	3.27%
Tax Exempt Securities	77,210,402	1,005,634	5.21%	72,295,485	933,216	5.16%
Fed Funds Sold	13,332,500	47,484	1.42%	16,707,587	42,511	1.02%

Total Interest Earning Assets	447,688,582	5,948,880	5.32%	396,902,007	5,398,755	5.44%

Non-Interest Earning Assets	30,574,766			31,224,692
Allowance for possible loan losses	(2,953,831)			(2,849,569)

Total Assets	475,309,517			$425,277,130

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
NOW accounts	54,289,510	$62,412	0.46%	$45,540,744	$60,249	0.53%
Savings	47,868,730	46,809	0.39%	45,445,591	53,670	0.47%
Money Market deposits	16,674,988	18,763	0.45%	15,627,667	20,727	0.53%
Time deposits	219,714,807	1,257,321	2.29%	192,315,109	1,215,117	2.53%
FHLB advances	11,956,522	92,888	3.11%	8,532,609	73,345	3.44%
Securities sold under repurchase agreements	14,809,080	8,566	0.23%	17,314,446	12,536	0.29%

Total Interest Bearing Liabilities	365,313,637	1,486,759	1.63%	324,776,165	1,435,644	1.77%

Non-Interest Bearing Liabilities:
Demand deposits	73,568,887			65,589,892
Other liabilities	1,135,164			2,363,995

Total Non-Interest Bearing Liabilities	74,704,051			67,953,887

Stockholders’ equity	35,291,829			32,547,078

Total Liabilities and Stockholders’ Equity	475,309,517			$425,277,130

Net Interest Differential			3.69%			3.67%
Net Yield on Interest-Earning Assets			3.99%			3.99%
Net interest income		$4,462,121			$3,963,111

Back to Contents

Provision for Loan Losses. The provision for possible loan loses for the nine and three months ended September 30, 2004 was $150 thousand in the aggregate as compared to $240 thousand and $60 thousand, respectively, for the same periods last year. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-Interest Income. Total non-interest income showed a decrease of $141 thousand, or 5.85%, to $2.27 million for the first nine months of 2004 from $2.41 million for the first nine months of 2003. For the three month period ended September 30, 2004, total non-interest income showed an increase of $297 thousand to $1.06 million from $765 thousand. The decrease for the nine month period ending September 30, 2004 as compared to the same period of 2003 consists primarily of a decline of $542 thousand in fee income on the sale of mortgages, offset by an increase of $511 thousand in net gains on the sale of investment and mortgage-backed securities. In addition to the decline in fee income on the sale of mortgages, service fees on deposit accounts declined $75 thousand. For the three month period ending September 30, 2004 as compared to the same period of 2003, the Company also experienced a decline in the income on sold mortgages of $227 thousand, again offset by an increase in net gains on the sale of investment securities of $500 thousand. The decline in fee income on sales of mortgages continues to reflect a decreased level of mortgage originations in 2004 due to the low rate environment and historically high refinancing activity prevalent during 2003 and the rise in home financing rates in 2004.

Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2004 increased $650 thousand to $8.67 million from $8.02 million for the same period in 2003. The majority of the increase was in salary and employee benefits of $291 thousand, followed by an increase in other non-interest expenses of $194 thousand, consisting primarily of costs associated with the anticipated merger with Fulton Financial Corporation of $285 thousand, offset by a decline of $82 thousand in loan origination and servicing expense. The increase in salaries is a reflection of the addition of our Marlboro, Hamilton Marketplace, Ewing and Lawrenceville offices. For the three months ended September 30, 2004 as compared to September 30, 2003, non-interest expense increased $311 thousand, with the majority of the increase in merger related costs of $137 thousand, followed by an increase of $65 thousand in occupancy expense.

Income Taxes. Our effective income tax rate for the third quarter of 2004 was 22.2% as compared to 21.7% at December 31, 2003. The effective income tax rate for the three months ended September 30, 2004 was 23.3%.

Back to Contents

FINANCIAL CONDITION

September 30, 2004 as compared to December 31, 2003

Total assets increased to $486.32 million at September 30, 2004, a $4.20 million increase from total assets of $446.12 million at December 31, 2003. The most significant increase at September 30, 2004 compared to year-end 2003 was in net loans ($20.49 million) followed by a $9.97 million increase in cash and due from banks. Mortgage-backed securities increased $6.70 million, followed by an increase of $2.13 million in premises and equipment and $1.62 in investment securities. These increases in assets were funded primarily by increases in interest bearing demand deposits of $12.37 million, non-interest bearing deposits of $7.03 million, and time deposits of $12.65 million.

Net loans at September 30, 2004 increased $20.49 million to $224.85 million from year-end 2003. The major portfolio change was in commercial real estate, which increased $20.00 million.

The following schedule presents the components of loans for each date presented:

	September 30, 2004		December 31, 2003

	Amount	Pct	Amount	Pct

Commercial and industrial	$48,957,216	21.5%	$47,752,700	23.1%
Commercial RE properties	128,922,237	56.6%	108,920,706	52.5%
Residential RE properties	14,674,158	6.4%	15,034,830	7.3%
Consumer	3,401,329	1.5%	3,646,322	1.8%
Installment	13,012,257	5.7%	14,958,176	7.2%
Home equity	18,845,299	8.3%	16,816,717	8.1%

Gross loans	227,812,496	100.0%	207,129,451	100.0%
Plus: Net deferred fees	147,924		164,804

Total loans	227,960,420		207,294,255
Less: Allowance for possible loan losses	(3,110,636)		(2,929,745)

Net loans	$224,849,784		$204,364,510

Federal funds sold increased to $18.37 million at September 30, 2004 from $9.7 million at December 31, 2003 as we had additional liquidity.

The following schedule presents the components of average deposits, for each period presented.

	September 30, 2004		December 31, 2003

	Average	Average	Average	Average
	Amount	Yield	Amount	Yield

Non-interest bearing demand	$69,889,133	—	$61,575,680	—
Interest bearing demand	49,584,839	0.45%	43,991,198	0.60%
Savings and money market deposits	64,136,952	0.40%	59,135,988	0.56%
Time deposits	217,592,435	2.30%	188,580,380	2.63%

Total	$401,203,359	1.37%	$353,283,246	1.57%

Total year to date average deposits increased $47.92 million or 13.56% to $401.20 million through the third quarter of 2004 from the twelve-month average of $353.28 million at December 31, 2003. The majority of the increase is in time deposits of $29.01 million, which is a reflection of marketing for consumer time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Back to Contents

ASSET QUALITY

At September 30, 2004, non-performing assets decreased to $23 thousand from $673 thousand at December 31, 2003. This decline reflects the sale of two OREO (Other Real Estate Owned) properties during the first quarter paying off the outstanding loan balances plus costs associated with the sale.

The following table provides information regarding risk elements in the loan portfolio (in thousands except percentages):

	September 30,	December 31,
	2004	2003

Non-accrual loans (1)	$23	$114
Other Real Estate Owned	—	559
Non-accrual loans to total loans	0.01%	0.06%
Non-performing assets to total assets	0.00%	0.32%
Allowance for possible loan losses as
a percentage of non-performing assets	13561%	435%
Allowance for possible loan losses to total loans	1.36%	1.41%

(1)      Excludes loans past due 90 days or more and still accruing interest with principal balances of approximately $122 thousand at September 30, 2004. There were no loans past due 90 days or more and still accruing interest at December 31, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. At September 30, 2004, the allowance for loan losses increased by $239 thousand to $3.11 million from $2.87 million at September 30, 2003 and the allowance for possible loan losses as a percentage of total loans was 1.36% compared to 1.46% for the same periods. Management receives financial statements from borrowers on a periodic basis, and reviews them to determine whether the borrowers are experiencing any signs of financial weakness or deterioration, even while their loans may be performing. Based on these reviews, our estimate of these economic weaknesses, caused by environmental factors but impacting particularized borrowers, and the existing level of our allowance, management then makes adjustments, as deemed appropriate.

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for possible loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended September 30, 2004 and September 30, 2003.

	Nine months ended

	September 30, 2004	September 30, 2003

Balance at beginning of year	$2,929,745	$2,757,874
Provision for loan losses	150,000	240,000
Charge-offs	(10,728)	(139,358)
Recoveries	41,619	13,462

Ending Balance	$3,110,635	$2,871,978

Ratio of net (recoveries) charge-offs to average loans outstanding	-0.01%	0.06%

Balance of allowances as a % of total loans at period end	1.36%	1.46%

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

Net cash provided by operating activities increased by $2.31 million to $5.14 million for the nine months ended September 30, 2004 compared to $2.84 million for the nine months ended September 30, 2003. Major changes were in other assets of $2.32 million, followed by net income of $434 thousand and accrued interest receivable of $183 thousand, offset by a decline in the gains on sales of investment securities of $412 thousand. For the three months ended September 30, 2004 net cash provided by operating activities increased by $1.01 million to $2.07 million, from $1.06 million at September 30, 2003. The change in other assets also accounted for the majority of the change in the three month period with an increase of $1.07 million. The change in other assets for both periods is due primarily to a change in prepaid expenses which is a reflection of the assets for the three new branches added in the fourth quarter 2003.

Net cash used in investing activities was $31.97 million and $4.16 million for the nine and three months ended September 30, 2004 compared to $40.86 million and $18.52 million for the nine and three months ended September 30, 2003. The purchase of mortgage-backed securities comprised the majority of the change with a decrease of $11.98 million, for the nine month period, offset by an increase of $10.47 million in the proceeds from maturities of investment securities for the same period. The change in the three month period was due primarily to the proceeds from sales of investment and mortgage-backed securities of $10.33 million.

Net cash provided by financing activities was $36.80 million for the nine months ended September 30, 2004 compared to $37.28 million for the same period in 2003. The decrease is comprised of a decrease in certificates of deposits of $15.26 million offset by an increase in demand deposits and savings accounts of $12.68 million. For the three months ended September 30, 2004, net cash provided by financing activities declined $568 thousand due to decreases of $1.70 million in demand deposits and savings accounts and $1.00 million in repayments of FHLB advances offset by an increase of $2.91 million in securities sold under repurchase agreements.

CAPITAL RESOURCES

Total shareholders’ equity increased $3.09 million to $37.00 million at September 30, 2004 from $33.91 million at year-end 2003. The increase was due to an increase of $3.71 million in net income, offset by a decrease of $840 thousand in accumulated other comprehensive income (loss).

At September 30, 2004, each of the Company and Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2004 for the Company and Bank as well as the minimum regulatory requirements.

	Actual		For capital adequacy purposes		To be well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$39,558,824	13.75%	$23,017,032	8.00%	$28,771,290	10.00%

Tier 1 capital (to risk weighted assets)	36,448,188	12.67%	11,508,516	4.00%	17,262,774	6.00%

Tier 1 capital (to average assets)	$36,448,188	7.67%	$19,012,381	4.00%	$23,765,476	5.00%

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

FIRST WASHINGTON FINANCIALCORP

Date:	November 11, 2004	By:/s/ C. Herbert Schneider

C. HERBERT SCHNEIDER
President & CEO

By:/s/ Lewis H. Foulke, Jr.

LEWIS H. FOULKE, JR.
Senior Vice President & CFO
(Principal Financial and Accounting Officer)